Form 10-Q
period 2021-06-30
Biomea Fusion, Inc.
filed 2021-08-11
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 28,998,352 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our financial performance;
•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our anticipated use of our existing cash and cash equivalents and the proceeds from our initial public offering (“IPO”);
•	the implementation of our strategic plans for our business and product candidates;
•	the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and, INDs, and other regulatory submissions;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•	our estimates of the patient populations addressable by BMF-219, if approved, and the number of participants that will enroll in our planned clinical trials;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•	our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•	the timing, progress and focus of our future clinical trials, and the reporting of data from those trials;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to commercializing our product candidates, if approved;
•	the expected benefits of potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or may become available;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plan to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•	the impact of the ongoing COVID-19 pandemic or other related disruptions on our business; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$166,037	$61,695
Short-term investments	32,535	—
Prepaid expenses and other current assets	1,949	528
Total current assets	200,521	62,223
Property and equipment, net	1,495	81
Restricted cash	216	—
Prepaid and other long term assets	—	12
Long-term investments	4,256	—
Right-of-use asset	3,045	210
Total assets	$209,533	$62,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,350	$727
Accrued expenses and other current liabilities	3,116	633
Loan payable	—	36
Short-term operating lease liability	476	223
Total current liabilities	4,942	1,619
Long-term operating lease liability	2,575	—
Total liabilities	7,517	1,619
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; 0 and 7,064,925 shares authorized as of June 30, 2021 and December 31, 2020; 0 and 7,064,925 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	55,738
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020; 0 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 25,300,080 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 28,990,180 and 11,953,107 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	224,438	13,343
Accumulated other comprehensive income	2	—
Accumulated deficit	(22,426)	(8,175)
Total stockholders' equity	202,016	5,169
Total liabilities and stockholders' equity	$209,533	$62,526

The accompanying notes are an integral part of these condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,224	$216	$9,022	$550
General and administrative	3,211	79	5,270	143
Total operating expenses	8,435	295	14,292	693
Loss from operations	(8,435)	(295)	(14,292)	(693)
Interest and other income, net	36	2	41	2
Net loss	$(8,399)	$(293)	$(14,251)	$(691)
Other comprehensive loss:
Changes in unrealized gain on short term investments, net	17	—	2	—
Comprehensive loss	$(8,382)	$(293)	$(14,249)	$(691)
Net loss per common share, basic and diluted	(0.33)	(0.03)	(0.77)	(0.07)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	25,161,038	9,746,868	18,598,521	9,252,931

The accompanying notes are an integral part of these condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	7,064,925	$55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A financing costs	—	(3)	—	—	—	—	—	—
Issuance of restricted stock	—	—	51,526	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	919	—	—	919
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,852)	(5,852)
Balance at March 31, 2021	7,064,925	55,735	12,004,633	1	14,262	(15)	(14,027)	221
Issuance of common stock from initial public offering, net of offering costs	—	—	9,823,532	1	152,753	—	—	152,754
Issuance of restricted stock	—	—	53,240	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,463	—	—	1,463
Exercise of stock options	—	—	43,850	—	225	—	—	225
Conversion of preferred stock to common stock	(7,064,925)	(55,735)	7,064,925	—	55,735	—	—	55,735
Unrealized gain on investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(8,399)	(8,399)
Balance at June 30, 2021	—	$—	28,990,180	$2	224,438	$2	$(22,426)	$202,016

The accompanying notes are an integral part of these condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	$—	8,703,234	$1	$2,829	$(2,851)	$(21)
Issuance of common stock	—	—	230,650	—	50	—	50
Net loss and comprehensive loss	—	—	—	—	—	(398)	(398)
Balance at March 31, 2020	—	—	8,933,884	1	2,879	(3,249)	(369)
Issuance of common stock	—	—	2,790,216	—	9,492	—	9,492
Net loss and comprehensive loss	—	—	—	—	—	(293)	(293)
Balance at June 30, 2020	—	$—	11,724,100	$1	$12,371	$(3,542)	$8,830

The accompanying notes are an integral part of these condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net loss	$(14,251)	$(691)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	34	—
Non-cash operating lease expense	381	—
Stock-based compensation expense	2,382	—
Net amortization of premiums and accretion of discounts on investments	204	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,421)	6
Other assets	12	—
Accounts payable	237	72
Accrued expenses and other current liabilities	2,259	(8)
Lease liabilities	(388)	—
Net cash used in operating activities	(10,551)	(621)
Investing Activities
Purchase of property and equipment	(838)	—
Purchase of short-term and long-term investments	(38,492)	—
Maturities of short-term and long-term investments	1,500	—
Net cash used in investing activities	(37,830)	—
Financing Activities
Proceeds from issuance of common stock from series seed	—	9,610
Series A financing costs incurred	(3)	(68)
Net proceeds from issuance of common stock from initial public offering	152,753	—
Proceeds from stock option exercise	225	—
Proceeds (payments) from Paycheck Protection Program loan	(36)	36
Net cash provided by financing activities	152,939	9,578
Net increase in cash, cash equivalents, and restricted cash	104,558	8,957
Cash, cash equivalents, and restricted cash at the beginning of the period	61,695	239
Cash, cash equivalents, and restricted cash at the end of the period	$166,253	$9,196
Non-cash financing and investing activities:
Acquisition of fixed assets in accounts payable and accrued liabilities	$610	$—
Acquisition of right of use asset	3,216	—
Change in unrealized gain on investments	2	—
Conversion of convertible preferred stock into common stock	55,735	—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	166,037	9,196
Restricted cash	216	—
Total cash and cash equivalents and restricted cash - end of period	$166,253	$9,196

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

Basis of presentation

The accompanying interim condensed financial statements as of June 30, 20201 and for the three and six months ended June 30, 2021, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and on the same basis as the audited financial statements included on the Company’s annual financial statements filed with the Securities and Exchange Commission (“SEC”) within the Company’s Prospectus dated April 15, 2021 (the “Prospectus”). In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021, and the results of its operations and cash flows for the three and six months ended June 30, 2021. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020.

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

Initial Public Offering

On April 16, 2021, the Company’s registration statement on Form S-1 (File No. 333-254793) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on April 20, 2021 at which time the Company issued an aggregate of 9,000,000 shares of its common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,064,925 shares of common stock. In connection with the completion of its IPO, on April 20, 2021, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs, were approximately $152.8 million.

Liquidity and capital resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $22.4 million at June 30, 2021. As of June 30, 2021, the Company had cash, cash equivalents, restricted cash, and investments of $203.0 million. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Restricted cash as of June 30, 2021 included a $216,000 stand-by letter of credit issued in favor of the landlord in connection with a new lease of lab space located in San Carlos, California, which is classified in noncurrent assets. There was no restricted cash as of December 31, 2020.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense), net. The Company classifies its investments as short or long-term primarily based on the remaining contractual maturity of the securities. Long term investments consist of asset backed securities and corporate debt.

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

Property and equipment, net

Property and equipment are recorded at cost net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

Laboratory equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Computer equipment	3 years

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is recorded to the statements of operations. Repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no such impairments of long-lived assets for any of the periods presented.

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

Accrued research and development expenses

The Company records accruals for estimated costs of research, preclinical, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through June 30, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Leases

On January 1, 2020, the Company early adopted ASC 842, Leases (“ASC 842”) and its associated amendments using the modified retrospective transition approach. The Company elected to take the practical expedient to not separate the lease and non-lease components as part of the adoption. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption. The Company recorded right-of-use assets and lease liabilities of $0.3 million upon adoption.

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

In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

As of June 30, 2021 and December 31, 2020, there were no financial instruments classified as Level 3.

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		June 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds(1)	Level 1	$18,036	$—	$—	$18,036
Investments
Corporate notes	Level 2	20,724	—	—	20,724
Commercial paper	Level 2	10,491	4	—	10,495
Asset backed securities	Level 2	5,574	—	(2)	5,572
Total		$54,825	$4	$(2)	$54,827

(1)	Included in cash and cash equivalents on the balance sheets.

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

Note 4. Property and Equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Computers	$73	$—
Furniture and fixtures	272	7
Lab equipment	115	—
Leasehold improvements	63	24
Construction in progress	1,014	58
Total property and equipment, gross	1,537	89
Less: accumulated depreciation	(42)	(8)
Total property and equipment, net	$1,495	$81

Depreciation expense was $22,000 and $34,000, respectively, for the three and six months June 30, 2021 and was $0 for each of the three and six months ended June 30, 2020.

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

Operating leases are included in operating lease right-of-use (“ROU”) assets, lease liabilities, current, and lease liabilities, non-current in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s balance sheet.

Operating leases

The Company leases its office and lab space in Redwood City, California and San Carlos, California respectively. Both of the 12.5 month leases were entered into in August 2020. Future lease payments under the two leases are $50,391 for the remaining six months in 2021.

In February 2021, the Company entered into an 8-month sublease agreement with Level Home, Inc. for additional office space located in Redwood City, California. Rent is $38,766 per month with an abatement of base rent for the first month. This lease will be treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of -use asset and liability.

In March 2021, the Company signed a 5-year lease for new lab space located in San Carlos, California. The lease commenced on May 1, 2021 with monthly lease payments of $57,638 with annual increases of 3%. This lease is accounted for under ASC 842. Upon initiation, the Company recognized a right-of-use asset and liability of $3.2 million, discounted at 5.4%, the Company’s estimated incremental borrowing rate over the 5 year expected remaining term.

Lease expense was $319,000 and $460,000, respectively, for the three and six months ended June 30, 2021 and $6,000 and $28,000, respectively, for the three and six months ended June 30, 2020.

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of June 30, 2021  is as follows:

(In thousands)
Years ending December 31,
2021 (remaining six months)	$281
2022	705
2023	727
2024	748
2025	771
Thereafter	259
Total undiscounted lease payments	3,491
Less: Present value adjustments	(440)
Present value of lease payments	$3,051

Note 6. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Prepaid expenses and receivables	$1,675	$463
Other current asset	—	29
Interest receivable	200	—
Security deposits	74	36
Total prepaid expenses and other current assets	$1,949	$528

Accrued expenses and other current liabilities

Accrued expense and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development materials and services	$1,717	$519
Accrued professional services	530	67
Accrued personnel expenses	853	47
Other liabilities	16	—
Total accrued liabilities	$3,116	$633

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

Common stock

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2020, there were 12,702,942 shares of common stock outstanding, including 749,835 unvested restricted shares of common stock subject to repurchase. There were no options to purchase common stock outstanding as of December 31, 2020. As of June 30, 2021, there were 29,635,249 shares of common stock outstanding, including 645,069 unvested restricted shares of common stock subject to repurchase. There were zero and 2,670,999 options to purchase common stock outstanding as of December 31, 2020 and June 30, 2021, respectively.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote.

Series A convertible preferred stock

In December 2020, the Company issued 7,064,925 shares of its convertible preferred stock, par value $0.0001, raising $55.7 million in net proceeds. Prior to the December 2020 convertible preferred stock financing, there were no shares of convertible preferred stock outstanding.

Preferred stock consisted of the following as of December 31, 2020 (in thousands, except share numbers):

	Shares authorized	Shares issued and outstanding	Original issue price	Carrying value	Liquidation preference
Series A convertible preferred stock	7,064,925	7,064,925	$7.93	$55,738	$56,000

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 7,064,925 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of June 30, 2021.

Note 8. Stock-Based Compensation

The Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on December 18, 2020. The 2020 Plan reserved 4,327,799 shares of common stock to grant stock-based compensation awards, including stock options and restricted stock awards, to employees and non-employees.

In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). As of April 9, 2021, the Company ceased granting awards under the 2020 Plan. However, 2020 Plan awards will remain subject to the terms of the 2020 Plan. Under the 2021 Plan, no more than 25,000,000 shares may be issued pursuant to the exercise of Incentive Stock Options.

The Company adopted a 2021 Employee Stock Purchase Plan (“ESPP”) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. No more than 4,500,000 shares may be issued under the ESPP Plan. As of June 30, 20201, no shares have been issued under the ESPP plan.

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

Total stock-based compensation expense recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$611	$—	$924	$—
General and administrative	852	—	1,458	—
Total stock-based compensation expense	$1,463	$—	$2,382	$—

  Stock Options

The following table summarizes stock option activity:

		Outstanding Options
	Shares Available for Grant	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2020	4,327,799	—	$—
Granted	(2,068,111)	2,068,111	$6.47
Balance—March 31, 2021	2,259,688	2,068,111	$6.47	9.8
Authorized for Issuance under the 2021 Plan	25,000,000
Granted	(646,738)	646,738	$17.89
Exercised		(43,850)	$5.14
Balance—June 30, 2021	24,353,262	2,670,999	$9.25	9.8

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Expected term in years	6.0	6.0
Expected volatility	91%	91%
Risk-free interest rate	1.0%	0.9%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$13.27	$6.93

Restricted stock

The Company has granted 824,429 restricted stock awards to employees and non-employees during the fourth quarter of 2020 that vest quarterly over four years. Restricted stock awards are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock. The underlying shares are outstanding as of the issuance date. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates prior to vesting of the restricted stock. As of December 31, 2020, a total of 74,594 restricted shares had vested, and 749,835 restricted common stock shares remained unvested subject to repurchase. As of June 30, 2021, a total of 179,360 restricted shares had vested, and 645,069 restricted common shares remained unvested subject to repurchase. There were no restricted shares issued during the six months ended June 30, 2021.

Note 9. Commitments and Contingencies

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on its financial position, results of operations or cash flows.

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

Note 10. Debt

On May 5, 2020, the Company entered into a promissory note with City National Bank, which provided a loan in the amount of $35,637 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for seven months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has used the entire PPP loan amount for qualifying expenses and repaid the loan in full during the three months ended June 30, 2021.

Note 11. Related Party Transactions

During the year ended December 31, 2019, A2A Pharmaceuticals and Biomea Health, LLC invested a combined $1.4 million in the Company in exchange for 4,428,500 shares of the Company’s common stock. Biomea Health, LLC’s initial investment of $0.2 million was in the form of expenses paid by Biomea Health, LLC on behalf of the Company. During the six months ended June 30, 2021, A2A Pharmaceuticals and Biomea Health, LLC invested a combined $0.3 million in the Company in exchange for 799,569 shares of the Company’s common stock. As of June 30, 2021 and December 31, 2020, the Company had an outstanding receivable balance from Biomea Health LLC of approximately $0 and $8,000, respectively. This receivable balance as of December 31, 2020 is related to operating expenses paid for by the Company on behalf of Biomea Health LLC.

Note 12. Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(8,399)	$(293)	$(14,251)	$(691)
Denominator:
Weighted-average common shares outstanding	25,161,038	9,746,868	18,598,521	9,252,931
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.33)	$(0.03)	$(0.77)	$(0.07)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Outstanding June 30,
	2021	2020

Common stock options outstanding	2,670,999	-
Restricted common stock subject to repurchase	645,069	-
Total	3,316,068	-

Note 13. Subsequent Events

The Company did not have any subsequent events as of the filing date of this Quarterly Report on Form 10Q.

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

Overview

We are a preclinical-stage biopharmaceutical company focused on the discovery and development of irreversible small molecules to treat patients with genetically defined cancers. An irreversible small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional reversible drugs, including greater target selectivity, lower drug exposure and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in irreversible binding chemistry and development, we build our proprietary FUSION System discovery platform to advance a pipeline of novel irreversible, small molecule therapies. Our lead product candidate, BMF-219, is an orally bioavailable, potent and selective irreversible inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been well-tolerated in animal studies. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (“MLL”) fusion protein. We are currently completing investigational new drug (“IND”) enabling studies and expect to file an IND application with the U.S. Food and Drug Administration in the second half of 2021. Additionally, literature has implicated menin inhibition as a potential therapeutic strategy for the treatment of various forms of diabetes, including type 2 diabetes. We have initiated preclinical work to assess the potential of the menin pathway in type 2 diabetes and will report findings in the first quarter of 2022. Beyond BMF-219, we are utilizing our novel platform to develop irreversible treatments against other high-value oncogenic drivers of cancer and expect to nominate our second development candidate in the first half of 2022. Our goal is to utilize our capabilities and platform to become a leader in developing irreversible small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

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

As of June 30, 2021, we had an accumulated deficit of $22.4 million, primarily as a result of research and development and general and administrative expenses. We incurred net losses of $8.4 million and $14.3 million, respectively, for the three and six months ended June, 30 2021. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates. All of our product candidates are small molecules and are manufactured in synthetic processes from available or custom synthesized starting materials. The chemistry is scalable and uses commonly available pharmaceutical equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. In addition, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales.

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and product development timelines and plans remain uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have not experienced delays in our discovery and development activities as a result of the COVID-19 pandemic, but may in the future as some of our CRO and other service providers continue to be impacted.

In April 2021 we completed our initial public offering (“IPO”) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were approximately $152.8 million.

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

Other income (expense), net

Other income consists primarily of interest earned on our investments and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	$ Change	2021	2020	$ Change
Operating expenses:
Research and development	$5,224	$216	$5,008	$9,022	$550	$8,472
General and administrative	3,211	79	3,132	5,270	143	5,127
Total operating expenses	8,435	295	8,140	14,292	693	13,599
Loss from operations	(8,435)	(295)	(8,140)	(14,292)	(693)	(13,599)
Other income (expense), net	36	2	34	41	2	39
Net loss	$(8,399)	$(293)	$(8,106)	$(14,251)	$(691)	$(13,560)

Research and development expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
External costs	$3,099	$174	$5,667	$451
Internal costs:
Personnel-related expenses (including stock-based compensation)	1,344	35	2,171	70
Facilities and other allocated expenses	781	7	1,184	29
Total research and development expenses	$5,224	$216	$9,022	$550

Research and development expenses were $5.2 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. Research and development expenses were $9.0 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. The increases of $5.0 million and $8.4 million, respectively, were primarily due to an increase in personnel-related expenses, as well as an increase in pre-clinical development costs, including manufacturing and external consulting, related to our IND-enabling studies for BMF-219.

General and administrative expenses

General and administrative expenses were $3.2 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020. General and administrative expenses were $5.3 million for the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020. The increases of $3.1 million and $5.2 million respectively, were primarily due to increased personnel-related expenses and other corporate costs to support the Company’s expanding operations, including legal and accounting.

Liquidity and capital resources

Prior to 2021, we financed our operations primarily through private placements of our equity securities. We received net proceeds of $68.8 million from the sale and issuance of shares of our common and convertible preferred stock from inception through December 2020. In April 2021, we completed our IPO and issued an aggregate of 9,000,000 shares of its common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were approximately $152.8 million.

As of June 30, 2021, we had cash, cash equivalents, restricted cash, and investments of $203.0 million. As of June 30, 2021, we had an accumulated deficit of $22.4 million. Based on our current business plan, we believe that our existing cash and cash equivalents will provide sufficient resources to meet our working capital and capital expenditure needs for at least the next 12 months following the filing date of this Quarterly Report on Form 10Q.

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

Debt

On May 5, 2020, we entered into a promissory note with City National Bank, which provided a loan in the amount of $35,637 (the “PPP Loan”) pursuant to the Paycheck Protection Program, or PPP, administered by the Small Business Administration under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for seven months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. We used the entire PPP loan amount for qualifying expenses and repaid the loan in full during the three months ended June 30, 2021.

Summary statement of cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,551)	$(621)
Investing activities	(37,830)	—
Financing activities	152,939	9,578
Net decrease in cash, cash equivalents, and restricted cash	$104,558	$8,958

Cash used in operating activities

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2021. Cash used in operating activities in 2021 was mainly the result of the net loss of $14.3 million and increase in prepaid expenses and other current assets of $1.4 million. This was offset by an increase in accrued liabilities of $2.1 million and stock-based compensation expense of $2.4 million.

Net cash used in operating activities was $0.6 million for the six months ended June 30, 2020. Cash used in operating activities in 2020 was primarily due to the net loss of $0.7 million for the period.

Cash used in investing activities

Cash used in investing activities was $37.8 million and $0 for the six months ended June 30, 2021 and 2020, respectively. Cash used in investing activities in 2021 was mainly related to cash investments in securities and purchases of property and equipment.

Cash provided by financing activities

Cash provided by financing activities was $152.9 million for the six months ended June 30, 2021. This was mainly from the initial public offering, in which we received net proceeds of $152.8 million.

Cash provided by financing activities was $9.6 million for the six months ended June 30, 2020 from the issuance of common stock as part of the series seed financing.

Contractual Obligations

We lease our office and lab space in Redwood City, California and San Carlos, California, respectively. Our future lease payments for these facilities is $50,391 for the remaining term of the leases that expire in 2021. In February 2021, we entered into an 8-month sublease agreement for additional office space located in Redwood City California under which we will incur lease payments of $127,553 for the remaining term of the lease. In March 2021, we entered into a 5-year lease for new lab space in San Carlos, California, which commenced in May 2021. Monthly lease payments are $57,638 with annual increases of 3%.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies, significant judgments and use of estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the six months ended June 30, 2021. We held $203.0 million in cash, cash equivalents, restricted cash, and investments as of June 30, 2021. Cash equivalents and investments consisted of money market funds, U.S. Treasury securities, commercial paper, corporate debt, and U.S. agency securities. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the new lab lease. We held no interest-bearing liabilities as of June 30, 2021. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter-ended June 30, 2021, we began using a new stock administration tool. As a result of this implementation, we updated our internal controls to accommodate changes to our business processes and accounting procedures. There were no other changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary risk factors

The summary risk factors set forth below are the principal risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the principal risks and uncertainties; however, there are additional risk and uncertainties described this “Risk factors” section. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10Q:

•

We have a limited operating history, have not initiated or completed any clinical trials, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

•

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.

•

Our discovery and preclinical development is focused on the development of small-molecule, irreversible therapies to treat patients with genetically-defined cancers, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.

•

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSION System to build a pipeline of product candidates with commercial value.

•

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

•

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never be initiated or completed, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

•

The results of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.

•	We have no experience as a company in conducting clinical trials.
•	The outbreak of COVID-19 could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.
•

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

•	The price of our stock may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $8.4 million and $14.3 million, respectively, for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $22.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP");

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

As of June 30, 2021, we had $203.0 million in cash, cash equivalents, restricted cash, and investments, which includes net proceeds of $152.8 million from the initial public offering in April 2021. Based on our current operating plan, we believe that the net proceeds from the IPO, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect the net proceeds from the IPO, together with our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial protocols;
•	failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”), or applicable regulatory guidelines in other countries;
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

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. In July 2020, the FDA resumed routine surveillance inspections of domestic manufacturing facilities on a risk-based basis. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

Other legislative changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was to remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action was taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

For example, the General Data Protection Regulation (“GDPR”), which took effect in the European Union (“EU”) on May 25, 2018, imposes stringent privacy, data protection, and information security obligations on businesses and requires them to, among other things, obtain consent to collect sensitive personal data such as health data, provide detailed disclosures on processing of personal data, make contractual privacy, data protection, and information security commitments, implement information security measures, notify regulators and affected individuals of certain data breaches, and honor individuals’ rights to their personal data. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of €20 million or 4% of their worldwide annual revenue. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom (“UK”) and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. Assisting our customers, partners, and vendors in complying with the GDPR or the UK GDPR, or complying with the GDPR or the UK GDPR ourselves (to the extent applicable), may cause us to incur substantial operational costs or require us to change our business practices.

European privacy, data protection, and information security laws and regulations, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area (“EEA”), United Kingdom, and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the European Union (“CJEU”) invalidated the Privacy Shield in July 2020 and imposed further restrictions on use of the standard contractual clauses (“SCCs”). These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Inability to import personal information from the European Economic Area, UK or Switzerland may also restrict our activities in Europe, limit our ability to collaborate with partners, vendors, and other relevant third parties subject to European privacy, data protection, and information security laws and regulations, and require us to increase our data processing capabilities in Europe at significant expense.

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

As of June 30, 2021, we had 20 full-time employees, including 9 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

After giving effect to our initial public offering, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 50.2% of our outstanding voting stock (based on the 29,635,249 shares of common stock outstanding, including 645,069 unvested restricted shares of common stock subject to repurchase, as of June 30, 2021).  In particular, Thomas Butler and Ramses Erdtmann are affiliates of Biomea Health, LLC, Sotirios Stergiopoulos is an affiliate of A2A Pharmaceuticals Inc., and Bihua Chen is an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

If we or third parties related to us (such as our partners, CROs, and CMOs) have experienced or in the future experience any security incidents that result in any deletion or destruction of, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, sensitive, confidential, or proprietary information (“Sensitive Information”), or a compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications, or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity, and financial loss. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or third parties related to us may also experience security breaches that may remain undetected for an extended period. Further, we have outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may also be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information.

Further, systems containing Sensitive Information are vulnerable to service interruptions, malfunction, natural disasters, terrorism, war, software and hardware failures, telecommunication and electrical failures, theft or loss from inadvertent or intentional actions by employees, contractors, consultants, business partners and/or other third parties, malware, malicious code (such as viruses and worms), software bugs, ransomware, denial-of-service attacks (including credential stuffing), social engineering and other means that affect service reliability and threaten the security, confidentiality, integrity and availability of information).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Public Offering of Common Stock

On April 15, 2021, our registration statement on Form S-1 (File No. 333-254793), was declared effective in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, currently in effect	8-K	4/20/2021	3.4

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.3	Investors’ Rights Agreement, dated December 18, 2020 by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/21	4.4

10.1#	Transition and Separation Agreement by and between the Registrant and Sunny Lee Ryan				X

10.2#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and is not to be incorporated by reference into any filing of Biomea Fusion, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: August 11, 2021	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: August 11, 2021	By:	/s/ Franco Valle
Franco Valle
Principal Financial Officer