Form 10-Q
period 2021-09-30
Biomea Fusion, Inc.
filed 2021-11-03
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-40335

Biomea Fusion, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2520134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Main Street Redwood City, California 94063	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 980-9099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BMEA	The Nasdaq Global Select Market

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

As of October 26, 2021, the registrant had 29,044,784 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and investments to fund our future operating expenses and capital expenditure requirements;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our anticipated use of our existing cash, cash equivalents and investments;
•	the implementation of our strategic plans for our business and product candidates;
•	the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and, INDs, and other regulatory submissions;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•	our estimates of the patient populations addressable by BMF-219, if approved, and the number of participants that will enroll in our planned clinical trials;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•	our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•	the timing, progress and focus of our future clinical trials, and the reporting of data from those trials;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to commercializing our product candidates, if approved;
•	the expected benefits of potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or may become available;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plan to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•	the impact of the ongoing COVID-19 pandemic or other related disruptions on our business; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$156,974	$61,695
Short-term investments	32,431	—
Prepaid expenses and other current assets	1,698	528
Total current assets	191,103	62,223
Property and equipment, net	2,963	81
Restricted cash	216	—
Prepaid and other long-term assets	23	12
Long-term investments	2,238	—
Right-of-use assets	2,860	210
Total assets	$199,403	$62,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,249	$727
Accrued expenses and other current liabilities	3,838	633
Loan payable	—	36
Short-term operating lease liabilities	554	223
Total current liabilities	5,641	1,619
Long-term operating lease liabilities	2,431	—
Total liabilities	8,072	1,619
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value; 0 and 7,064,925 shares authorized as of September 30, 2021 and December 31, 2020; 0 and 7,064,925 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	55,738
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020; 0 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 25,300,080 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 29,041,708 and 11,953,107 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	226,359	13,343
Accumulated other comprehensive income	2	—
Accumulated deficit	(35,032)	(8,175)
Total stockholders' equity	191,331	5,169
Total liabilities and stockholders' equity	$199,403	$62,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,886	$789	$16,908	$1,339
General and administrative	4,752	346	10,022	489
Total operating expenses	12,638	1,135	26,930	1,828
Loss from operations	(12,638)	(1,135)	(26,930)	(1,828)
Interest and other income, net	32	—	73	2
Net loss	$(12,606)	$(1,135)	$(26,857)	$(1,826)
Other comprehensive loss:
Unrealized gain on investments, net	—	—	2	—
Comprehensive loss	$(12,606)	$(1,135)	$(26,855)	$(1,826)
Net loss per common share, basic and diluted	(0.43)	(0.10)	(1.21)	(0.18)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,001,213	11,724,100	22,105,321	10,082,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	7,064,925	$55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A financing costs	—	(3)	—	—	—	—	—	—
Issuance of restricted stock	—	—	51,526	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	919	—	—	919
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,852)	(5,852)
Balance at March 31, 2021	7,064,925	55,735	12,004,633	1	14,262	(15)	(14,027)	221
Issuance of common stock from initial public offering, net of offering costs	—	—	9,823,532	1	152,753	—	—	152,754
Issuance of restricted stock	—	—	53,240	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,463	—	—	1,463
Exercise of stock options	—	—	43,850	—	225	—	—	225
Conversion of preferred stock to common stock	(7,064,925)	(55,735)	7,064,925	—	55,735	—	—	55,735
Unrealized gain on investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(8,399)	(8,399)
Balance at June 30, 2021	—	—	28,990,180	2	224,438	2	(22,426)	202,016
Issuance of restricted stock	—	—	51,528	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921
Net loss	—	—	—	—	—	—	(12,606)	(12,606)
Balance at September 30, 2021	—	$—	29,041,708	$2	$226,359	$2	$(35,032)	$191,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	$—	8,703,234	$1	$2,829	$(2,851)	$(21)
Issuance of common stock	—	—	230,650	—	50	—	50
Net loss and comprehensive loss	—	—	—	—	—	(398)	(398)
Balance at March 31, 2020	—	—	8,933,884	1	2,879	(3,249)	(369)
Issuance of common stock	—	—	2,790,216	—	9,492	—	9,492
Net loss and comprehensive loss	—	—	—	—	—	(293)	(293)
Balance at June 30, 2020	—	—	11,724,100	1	12,371	(3,542)	8,830
Net loss and comprehensive loss	—	—	—	—	—	(1,135)	(1,135)
Balance at September 30, 2020	—	$—	11,724,100	$1	$12,371	$(4,677)	$7,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net loss	$(26,857)	$(1,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	99	2
Non-cash operating lease expense	566	42
Stock-based compensation expense	4,303	—
Net amortization of premiums and accretion of discounts on investments	361	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,170)	(147)
Other assets	(11)	—
Accounts payable	419	118
Accrued expenses and other current liabilities	3,205	112
Lease liabilities	(454)	(24)
Net cash used in operating activities	(19,539)	(1,723)
Investing Activities
Purchase of property and equipment	(2,878)	(12)
Purchase of investments	(38,492)	—
Maturities of investments	3,465	—
Net cash used in investing activities	(37,905)	(12)
Financing Activities
Proceeds from issuance of common stock from seed series	—	9,542
Series A financing costs incurred	(3)	—
Net proceeds from issuance of common stock from initial public offering	152,753	—
Proceeds from stock option exercise	225	—
Proceeds (payment) from Paycheck Protection Program loan	(36)	36
Net cash provided by financing activities	152,939	9,578
Net increase in cash, cash equivalents, and restricted cash	95,495	7,843
Cash, cash equivalents, and restricted cash at the beginning of the period	61,695	239
Cash, cash equivalents, and restricted cash at the end of the period	$157,190	$8,082
Non-cash financing and investing activities:
Conversion of convertible preferred stock into common stock	$55,735	$—
Acquisition of right of use asset	3,216	334
Acquisition of fixed assets in accounts payable and accrued liabilities	103	12
Change in unrealized gain on investments	2	—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	156,974	8,082
Restricted cash	216	—
Total cash and cash equivalents and restricted cash - end of period	$157,190	$8,082

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

Basis of Presentation

The accompanying interim condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and on the same basis as the audited financial statements included on the Company’s annual financial statements filed with the Securities and Exchange Commission (“SEC”) within the Company’s Prospectus dated April 15, 2021 (the “Prospectus”). In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021, and the results of its operations and cash flows for the three and nine months ended September 30, 2021. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

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

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $35.0 million at September 30, 2021. As of September 30, 2021, the Company had cash, cash equivalents, restricted cash, and investments of $191.9 million. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to investments, manufacturing accruals, accrued research and development expenses, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities, income tax uncertainties and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Restricted cash as of September 30, 2021 included a $216,000 stand-by letter of credit issued in favor of the landlord in connection with a lease of lab space located in San Carlos, California, which is classified in noncurrent assets. There was no restricted cash as of December 31, 2020.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense), net. The Company classifies its investments as short or long-term primarily based on the remaining contractual maturity of the securities. Long term investments consist of asset backed securities and corporate debt. There have been no significant realized gains or losses on the Company’s investments for the periods presented. There were no securities that have been in a continuous unrealized loss position for more than 12 months.

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

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

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

The Company expenses research and development costs in the periods in which they are incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. The Company tracks direct costs by stage of program, clinical or preclinical. However, the Company does not track indirect costs on a stage of program basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiation, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through September 30, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Comprehensive Loss

Other comprehensive loss represents the changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized losses on available-for-sale investment securities represent components of other comprehensive loss that are excluded from the reported net loss and are presented in the consolidated statements of operations and comprehensive loss.

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

The Company’s cash equivalents includes investments in money market funds that are classified as Level 1 of the fair value hierarchy.  The Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access.  The Company’s cash equivalents and available-for-sale securities also include commercial paper, asset backed securities, and corporate notes, which have been classified within Level 2 of the fair value of the hierarchy because of the sufficient observable inputs for revaluation.

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

As of September 30, 2021, there were no financial instruments classified as Level 3.

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following tables set forth the fair value of the Company’s financial assets, which consist of investments measured and recognized at fair value (in thousands):

		September 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds(1)	Level 1	$116,259	$—	$—	$116,259
Investments
Corporate notes	Level 2	20,573	5	(3)	20,575
Commercial paper	Level 2	8,995	—	—	8,995
Asset backed securities	Level 2	5,098	1	(1)	5,098
Total		$150,925	$6	$(4)	$150,927
(1)	Included in cash and cash equivalents on the balance sheets.

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

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computers	$96	$—
Furniture and fixtures	315	7
Lab equipment	1,366	—
Leasehold improvements	296	24
Construction in progress	997	58
Total property and equipment, gross	3,070	89
Less: accumulated depreciation	(107)	(8)
Total property and equipment, net	$2,963	$81

Depreciation expense was $65,000 and $99,000, respectively, for the three and nine months September 30, 2021 and was $2,300 for the three and nine months ended September 30, 2020.

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

Operating leases are included in operating lease right-of-use (“ROU”) assets, short-term lease liabilities, and long-term lease liabilities in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s balance sheet.

Operating Leases

The Company leased its original office and lab space in Redwood City, California and San Carlos, California respectively. Both of the 12.5 month leases were entered into in August 2020 and ended in August 2021. The lab lease was extended on a month-to-month basis starting in September 2021.

In February 2021, the Company entered into an 8-month sublease agreement with Level Home, Inc. for additional office space located in Redwood City, California. Rent is $38,766 per month with an abatement of base rent for the first month. This lease will be treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of -use asset and liability. In September 2021, the Company renewed the lease agreement on a month-to-month basis.

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

In September 2021, the Company entered into a 12-month sublease for additional office space located in Redwood City, California. The lease is expected to commence in January 2022 and rent payments under the agreement amount to approximately $2.7 million. This lease will be treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of -use asset and liability.

Lease expense was $0.4 million and $0.8 million, respectively, for the three and nine months ended September 30, 2021 and $63,000 and $91,000, respectively, for the three and nine months ended September 30, 2020.

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of September 30, 2021 is as follows (in thousands):

Operating Lease
Year Ending December	Commitments
2021 (remaining three months)	$175
2022	705
2023	727
2024	748
2025	771
Thereafter	259
Total undiscounted lease payments	3,385
Less: Present value adjustments	(400)
Present value of lease payments	$2,985

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses	$1,528	$463
Other current asset	—	29
Interest receivable	115	—
Security deposits	55	36
Total prepaid expenses and other current assets	$1,698	$528

Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development materials and services	$1,773	$519
Accrued professional services	262	67
Accrued personnel expenses	1,601	47
Other liabilities	202	—
Total accrued expenses and other current liabilities	$3,838	$633

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

In connection with the completion of its IPO, on April 20, 2021, the Company’s certificate of incorporation was amended and restated to authorize 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2020, there were 12,702,942 shares of common stock outstanding, including 749,835 unvested restricted shares of common stock subject to repurchase. There were no options to purchase common stock outstanding as of December 31, 2020. As of September 30, 2021, there were 29,635,250 shares of common stock outstanding, including 593,542 unvested restricted shares of common stock subject to repurchase. There were 2,966,518 options to purchase common stock outstanding as of September 30, 2021.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2021 and December 31, 2020, no dividends have been declared.

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

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 7,064,925 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of September 30, 2021.

Note 8. Stock-Based Compensation

2020 Equity Incentive Plan

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

2021 Equity Incentive Plan

In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”).

Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The exercise price of options granted under the 2021 Plan must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of September 30, 2021, 2,427,743 shares of common stock remained available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (“ESPP”) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of September 30, 2021, 306,000 shares of common stock remained available for issuance under the ESPP.

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

Total stock-based compensation expense recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$766	$—	$1,690	$—
General and administrative	1,155	—	2,613	—
Total stock-based compensation expense	$1,921	$—	$4,303	$—

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance—December 31, 2020	—	$—	—
Granted	3,113,099	$9.79
Exercised	(43,850)	$5.14
Cancelled	(102,731)	$6.60
Balance—September 30, 2021	2,966,518	$9.96	9.4
Exercisable	446,210	$8.46	9.1

The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term in years	6.0	—	6.0	—
Expected volatility	91%	—	91%	—
Risk-free interest rate	0.9%	—	0.9%	—
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$10.33	$—	$7.26	$—

Restricted Stock

The Company granted 824,429 restricted stock awards to employees and non-employees during the fourth quarter of 2020 that vest quarterly over four years. Restricted stock awards are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock. The underlying shares are outstanding as of the issuance date. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates prior to vesting of the restricted stock. As of September 30, 2021 and December 31, 2020, a total of 593,542 and 749,835 restricted common stock shares remained unvested subject to repurchase, respectively. There were no restricted shares issued during the nine months ended September 30, 2021.

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

Note 10. Debt

On May 5, 2020, the Company entered into a promissory note with City National Bank, which provided a loan in the amount of $36,000 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”), administered by the Small Business Administration under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for seven months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the entire PPP loan amount for qualifying expenses and repaid the loan in full during the three months ended June 30, 2021.

Note 11. Related Party Transactions

During the year ended December 31, 2019, A2A Pharmaceuticals and Biomea Health, LLC invested a combined $1.4 million in the Company in exchange for 4,428,500 shares of the Company’s common stock. Biomea Health, LLC’s initial investment of $0.2 million was in the form of expenses paid by Biomea Health, LLC on behalf of the Company. During the nine months ended September 30, 2021, A2A Pharmaceuticals and Biomea Health, LLC invested a combined $0.3 million in the Company in exchange for 799,569 shares of the Company’s common stock. As of September 30, 2021 and December 31, 2020, the Company had an outstanding receivable balance from Biomea Health LLC of approximately $0 and $8,000, respectively. This receivable balance as of December 31, 2020 is related to operating expenses paid for by the Company on behalf of Biomea Health LLC.

Note 12. Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(12,606)	$(1,135)	$(26,857)	$(1,826)
Denominator:
Weighted-average common shares outstanding	29,001,213	11,724,100	22,105,321	10,082,667
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.43)	$(0.10)	$(1.21)	$(0.18)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

Note 13. Subsequent Events

The Company did not have any subsequent events as of the filing date of this Quarterly Report on Form 10-Q.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of irreversible small molecules to treat patients with genetically defined cancers. An irreversible small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional reversible drugs, including greater target selectivity, lower drug exposure and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in irreversible binding chemistry and development, we built our proprietary FUSION System discovery platform to advance a pipeline of novel irreversible, small molecule therapies. Our lead product candidate, BMF-219, is an orally bioavailable, potent and selective irreversible inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been well-tolerated in animal studies. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (“MLL”) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (“FDA”) had cleared our investigational new drug (“IND”) application to begin our first Phase I trial of BMF-219 in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation.

Additionally, literature has implicated menin inhibition as a potential therapeutic strategy for the treatment of various forms of diabetes, including type 2 diabetes. We have initiated preclinical work to assess the potential of the menin pathway in type 2 diabetes and expect to report findings in the first quarter of 2022. Beyond BMF-219, we are utilizing our novel platform to develop irreversible treatments against other high-value oncogenic drivers of cancer and expect to nominate our second development candidate in the first half of 2022. Our goal is to utilize our capabilities and platform to become a leader in developing irreversible small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

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

As of September 30, 2021, we had an accumulated deficit of $35.0 million. We incurred net losses of $12.6 million and $26.9 million, respectively, for the three and nine months ended September 30, 2021. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We do not expect to generate revenue from product sales unless and until we obtain regulatory approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect that our expenses will continue to increase for the foreseeable future. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit additional INDs;
•	conduct preclinical studies and clinical trials;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
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

We may need to raise additional capital in the future to fund our operations, including to complete clinical trials for any product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates. All of our product candidates are small molecules and are manufactured with synthetic processes from available or custom synthesized starting materials. The chemistry is scalable and uses commonly available pharmaceutical equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. In addition, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	$ Change	2021	2020	$ Change
Operating expenses:
Research and development	$7,886	$789	$7,097	$16,908	$1,339	$15,569
General and administrative	4,752	346	4,406	10,022	489	9,533
Total operating expenses	12,638	1,135	11,503	26,930	1,828	25,102
Loss from operations	(12,638)	(1,135)	(11,503)	(26,930)	(1,828)	(25,102)
Other income (expense), net	32	-	32	73	2	71
Net loss	$(12,606)	$(1,135)	$(11,471)	$(26,857)	$(1,826)	$(25,031)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
External costs	$4,364	$570	$10,031	$1,019
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,667	101	4,838	173
Facilities and other allocated expenses	855	118	2,039	147
Total research and development expenses	$7,886	$789	$16,908	$1,339

Research and development expenses were $7.9 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020. Research and development expenses were $16.9 million for the nine months ended September 30, 2021, compared to $1.3 million for the nine months ended September 30, 2020. The increases of $7.1 million and $15.6 million, respectively, were primarily due to an increase in personnel-related expenses, as well as an increase in pre-clinical development costs, including manufacturing and external consulting, related to our IND-enabling studies for BMF-219.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. General and administrative expenses were $10.0 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020. The increases of $4.4 million and $5.5 million respectively, were primarily due to increased personnel-related expenses and other corporate costs to support our expanding operations, including legal and accounting, as well as additional costs we have incurred as a public company.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock from inception through December 2020. In April 2021, we completed our IPO and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Following the close of the IPO, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were approximately $152.8 million.

As of September 30, 2021, we had cash, cash equivalents, restricted cash, and investments of $191.9 million. As of September 30, 2021, we had an accumulated deficit of $35.0 million. Based on our current business plan, we believe that our existing cash and cash equivalents will provide sufficient resources to meet our working capital and capital expenditure needs for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.

Future Funding Requirements

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

See the section of this Quarterly Report on form 10-Q titled “Risk factors” for additional risks associated with our substantial capital requirements.

Debt

On May 5, 2020, we entered into a promissory note with City National Bank, which provided a loan in the amount of $36,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program, or PPP, administered by the Small Business Administration under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for seven months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. We used the entire PPP loan amount for qualifying expenses and repaid the loan in full during the three months ended June 30, 2021.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(19,539)	$(1,723)
Investing activities	(37,905)	(12)
Financing activities	152,939	9,578
Net increase in cash, cash equivalents, and restricted cash	$95,495	$7,843

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2021. Cash used in operating activities in 2021 was mainly the result of the net loss of $26.9 million and increase in prepaid expenses and other current assets of $1.2 million. This was offset by an increase in accrued liabilities of $3.2 million and stock-based compensation expense of $4.3 million.

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2020. Cash used in operating activities in 2020 was mainly the result of net loss of $1.8 million and increase in prepaid expenses and current assets of $0.1 million and lease liabilities of $24,000. This was offset by an increase in accounts payable of $0.1 million and accrued expenses of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $37.9 million and $12,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities in 2021 was mainly related to cash investments in securities and purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2021. This was primarily related to $152.8 million of net proceeds received from the issuance of common stock from our initial public offering.

Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2020 from the issuance of common stock as part of the series seed financing.

Contractual Obligations

We leased our original office and lab spaces in Redwood City, California and San Carlos, California, respectively, both of which expired in August 2021. We renewed the lab lease on a month-to-month basis. In February 2021, we entered into an 8-month sublease agreement for additional office space located in Redwood City California, which ends in October 2021. We have extended this lease on a month-to-month basis. In March 2021, we entered into a 5-year lease for new lab space in San Carlos, California, which commenced in May 2021. Monthly lease payments are $57,638 with annual increases of 3%.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 19, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on April 19, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the nine months ended September 30, 2021. We held $191.9 million in cash, cash equivalents, restricted cash, and investments as of September 30, 2021. Cash equivalents and investments consisted of money market funds, commercial paper, and corporate debt. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the new lab lease. We held no interest-bearing liabilities as of September 30, 2021. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q; however, there are additional risk and uncertainties described this “Risk factors” section. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.

•

We have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

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

Risks Related to Our Limited Operating History, Business, Financial Condition, Results of Operations, and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have never initiated or completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of needed quantities of product candidates. In September 2021, we announced that the U.S. Food and Drug Administration (“FDA”) cleared our investigational new drug (“IND”) application to begin our first Phase I trial of BMF-219 in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation.

We have not demonstrated an ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates and have only recently received clearance of an IND to initiate our first clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through private placements of our common and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $12.6 million and $26.9 million, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $35.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit additional INDs;
•	conduct preclinical studies and clinical trials;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We have only recently received clearance of our IND for BMF-219, our lead product candidate, to initiate our first clinical trial. As such, we face significant translational risk as our product candidates advance to the clinical stage, and promising results in preclinical studies may not be replicated in clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

•

our ability to demonstrate to the satisfaction of the FDA and comparable foreign regulatory authorities the safety, efficacy, manufacturing quality meeting all regulatory requirements, and acceptable risk-benefit profile of our small molecule product candidates or any future product candidates;

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

•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good manufacturing practice (“GMP”) standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

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

As of September 30, 2021, we had $191.9 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect our existing capital resources, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are very early in our development efforts. We have only recently received clearance of our IND for BMF-219, our lead product candidate, to initiate our first clinical trial. We have not yet tested in human subjects, and we not yet selected lead development candidates in our other two irreversible programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219 and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and are currently selecting lead development candidates in our other two irreversible programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We only recently received clearance of our IND for our lead product candidate, BMF-219, and we cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether BMF-219 will perform in clinical trials as BMF-219 has performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

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

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have our administrative employees complying with state and county COVID-19 guidelines and protocols when working in our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating on a staggered schedule, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays advancing our lead product candidate, BMF-219, into our planned clinical trials;
•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
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

The COVID-19 pandemic continues to revolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Prospectus titled “Business—Competition.”

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

As is the case with all oncology drugs, it is likely that there may be significant side effects associated with their use. BMF-219 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of BMF-219 leads to levels of menin inhibition that far exceed those achieved by well-studied reversible menin inhibitors, it is possible that patients’ responses could be both unexpected and negative. In addition, we or our future collaborators may study BMF-219 in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with BMF-219 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our BMF-219 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

Securing regulatory approval also requires the submission of information about the drug manufacturing process, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Thomas Butler, and President and Chief Operating Officer, Ramses Erdtmann. We will need to hire additional personnel, including a Chief Medical Officer, as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of September 30, 2021, we had 47 full-time employees, including 28 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place in outside the United States (US) through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.

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

We currently, and may in the future, depend on single-source suppliers for some of the ingredients, raw materials, components and materials used in, and development activities required to manufacture, our product candidates. There are, for certain of these components, relatively few alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, ingredients, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.

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

•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates and any future products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or our manufacturing plans;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	changes in the structure of healthcare payment systems;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including intellectual property or stockholder litigation;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	general economic, political, industry and market conditions; and
•	other events or factors, many of which are beyond our control.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 52% of our outstanding voting stock as of September 30, 2021.  In particular, Thomas Butler and Ramses Erdtmann are affiliates of Biomea Health, LLC and Point Sur Investors LLC, Sotirios Stergiopoulos is an affiliate of A2A Pharmaceuticals Inc., and Bihua Chen is an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. These provisions, among other things:

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

General Risk Factors

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section of our Prospectus titled “Management’s discussion and analysis of financial condition and results of operations—Recent accounting pronouncements.”

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, currently in effect	8-K	4/20/2021	3.4

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.3	Investors’ Rights Agreement, dated December 18, 2020 by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/21	4.4

10.1#	Transition and Separation Agreement by and between the Registrant and Sunny Lee Ryan.	10-Q	8/11/21	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
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

BIOMEA FUSION, INC.

Date: November 3, 2021	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: November 3, 2021	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer