Form 10-K
period 2021-12-31
Biomea Fusion, Inc.
filed 2022-02-28
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40335

Biomea Fusion, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2520134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Middlefield Road, 4th Floor Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 980-9099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BMEA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2021, was $235,624,000.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2022 was 29,115,622.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2021 pursuant to Regulation 14A in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•

the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug (IND) applications and other regulatory submissions;

•	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•	the timing, progress and focus of our ongoing and future clinical trials, and the reporting of data from those trials;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•	our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our plans relating to commercializing our product candidates, if approved;
•	our estimates of the patient populations addressable by BMF-219, if approved, and the number of participants that will enroll in our planned clinical trials;
•	the expected benefits of potential future strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or may become available;
•	the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our plan to rely on third parties to conduct and support preclinical and clinical development;
•	our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;

•	the impact of the ongoing COVID-19 pandemic or other related disruptions on our business; and
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Summary Risk Factors

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in these summary risk factors, and other risks that we face, can be found under the heading “Risk Factors” in this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

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

•

Our discovery and preclinical development is focused on the development of small-molecule, irreversible therapies to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.

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
•	We have no experience as a company in conducting clinical trials.
•	The ongoing COVID-19 pandemic could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of irreversible covalent small molecule drugs to treat patients with genetically defined cancers and metabolic diseases. An irreversible covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional reversible drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in irreversible covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel irreversible covalent small molecule product candidates.

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent and selective irreversible covalent inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (MLL) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to begin a Phase 1 trial of BMF-219 in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of multiple myeloma (MM) and diffuse large B-Cell lymphoma (DLBCL) patients. It has been shown that menin is a key node in regulating the activity of MYC, a key oncogenic driver in many MM and DLBCL patients. Our preclinical data shows that BMF-219 can strongly down-regulate MYC gene activity and/or cell growth/viability in these tumor types. In January 2022, we announced that, subject to the submission and clearance of additional INDs, we plan to initiate clinical trials that further the development of BMF-219 in up to seven distinct cancer indications as well as in diabetes.

Beyond BMF-219, we are utilizing our novel platform to develop irreversible covalent treatments against other high-value oncogenic drivers of cancer and expect to nominate our second development candidate in the first half of 2022. Additionally, we expect to provide an update on progress for our third development candidate in 2022. Our goal is to utilize our capabilities and platform to become a leader in developing irreversible covalent small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

After working closely together at Pharmacyclics, our Chief Executive Officer and Chairman of the Board of Directors, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann, founded Biomea Fusion in 2017 with the goal of developing targeted therapies for patients suffering from genetically defined cancers. Our management team has significant experience in precision oncology and in progressing products from early-stage research to clinical trials and ultimately to regulatory approval and commercialization. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational biology and chemistry, in vitro and in vivo pharmacology, biomarker development, and manufacturing. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory, and quality. Other members of the management team have held various positions at Genentech, Gilead Sciences, Pharmacyclics and Celera. We are supported by our board of directors, scientific advisory board, and a leading syndicate of investors.

Key Advantages of Irreversible Covalent Inhibition

Since the discovery of aspirin in 1899, drugs that form permanent bonds with their target (irreversible drugs) have been known to offer a number of potential safety, tolerability, and efficacy advantages over conventional reversible drugs through multiple mechanisms, including:

•

High Selectivity: Irreversible covalent drugs engage their target via a two-step inhibition approach with an initial reversible binding followed by covalent interaction to a key residue in the target, increasing target selectivity compared to reversible approaches. Leveraging both non-covalent and covalent interactions in a two-step kinetic process can lead to greater selectivity versus reversible compounds, which rely solely on non-covalent binding. This has the potential to reduce the likelihood of non-specific, off-target interactions that often lead to safety and tolerability concerns. Additionally, irreversible covalent drugs can be designed to have greater ligand efficiency, which has the potential to provide high selectivity and potency without jeopardizing drug-like properties.

•

Deep Inactivation of Target: Upon binding, an irreversible covalent inhibitor may not only cause inactivation of the target but may also result in the elimination of the target through normal cellular degradation processes. The diseased cell then either undergoes rapid apoptosis or differentiation into a normal, mature cell. Such transformation has the potential to provide the patient with a durable, lasting benefit.

•

Greater Therapeutic Window: Irreversible covalent inhibitors are designed to create a permanent bond with high affinity and long residence time. Unlike conventional reversible drugs, which typically need to be present to provide benefit, irreversible covalent drugs have the potential to maintain their effect in the absence of sustained drug exposure. The permanent inhibition of target function upon irreversible covalent binding essentially uncouples pharmacodynamics (drug effects) (PD) from pharmacokinetics (drug exposure) (PK) as target inhibition persists after the drug has been cleared from the system. This property of irreversible covalent drugs can potentially lead to lower drug doses and less frequent dosing regimens versus reversible approaches.

Despite the potential advantages of irreversible covalent small molecules, the majority of approved drugs are reversible binders due to the target protein structural requirements and chemistry expertise necessary to develop safe and effective targeted irreversible covalent therapies. Leveraging our management team’s experience at Pharmacyclics (acquired by AbbVie in 2015) developing ibrutinib, an irreversible inhibitor of Bruton tyrosine kinase (BTK), and Gilead Sciences, we built a proprietary platform to enable the design and development of novel irreversible, small molecule product candidates against high-value oncogenic drivers of cancer. Our FUSION™ System discovery platform encompasses the following:

•

Target Selection Validation and AI/VR Matching: We use our expertise in structural biology and irreversible covalent binding chemistry to identify both validated and novel targets that we believe may have a demonstrable and specific impact on disease and have particular structural characteristics that would be amenable to direct intervention with an irreversible covalent binder.

•

Custom Scaffold Creation: We create novel chemical scaffolds using a computational platform to exploit the unique structural elements of a specific target protein. We then screen these scaffolds with in-house technologies to select the optimal candidates for further construction and design. This evaluation process is intended to increase the probability of having multiple targeted compounds that can advance through the discovery process and into the clinic.

•

Molecule Optimization/Refinement: Using our proprietary suite of computational technologies, assays, analytical approaches, chemistry, and know-how we strive to maximize the potential selectivity, potency, safety, and convenience of our oral irreversible covalent small molecule product candidates. We avoid compound library screening, which results in highly selective/specified scaffolds. This saves considerable time during the lead optimization step.

Our Programs

We believe that irreversible covalent small molecules have the potential to address the key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. While as an organization we have not yet obtained approval to commercialize any of our product candidates and our management’s past experience, including developing ibrutinib, does not guarantee similar results or success for our company, we believe such experience of our management team makes us well-positioned to address this opportunity and is a key competitive advantage. The following table summarizes our wholly owned research and development pipeline:

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent, and selective irreversible covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis and DNA damage repair. Interaction between menin and MLL proteins results in deregulated expression of downstream genes, which subsequently triggers uncontrolled cell proliferation. Internal and external preclinical studies have shown that disrupting the protein-protein interaction between menin and MLL can inhibit oncogenic signaling and potentially lead to cell death. In acute leukemias, MLL rearrangements (MLL-r) are caused by translocations of KMT2A (the gene that encodes the MLL protein), which leads to a modified MLL protein with enhanced affinity towards menin. This strengthened menin-MLL-r interaction drives the oncogenic state of these cells. MLL rearrangements account for approximately 5% to 10% of acute myeloid leukemia (AML) in the United States. NPM1 mutant AML has also shown a strong dependence on the interaction of menin and MLL, representing over 30% of AML patients in the United States. While the role of menin-MLL interactions in oncogenic signaling has been extensively studied in AML and acute lymphoblastic leukemia (ALL), many liquid tumors (including DLBCL and MM) and multiple solid tumors (including breast, lung, pancreatic, and colon) have been shown to be dependent on menin for survival and propagation. We published data on BMF-219’s ability to alter MYC gene expression and genomic function in acute leukemia cells and the pronounced cell lethality observed with BMF-219 in two MYC-dependent Double Hit Lymphoma DLBCL cell lines at the American Society of Hematology (ASH) Annual Meeting in 2021 and plan to release additional preclinical data on the effect of BMF-219 in these liquid and solid tumors in 2022. Additionally, in January 2022 we released topline data on the observed effect of administration of BMF-219 in multiple preclinical diabetes models. Despite the high unmet need, there are currently no approved therapies directly targeting menin, and the only active clinical programs of which we are aware are studying reversible inhibitors of menin.

BMF-219 is an irreversible covalent menin inhibitor being developed for the treatment of cancers that are highly dependent on menin, including leukemias containing the MLL fusion protein. Preclinical studies of BMF-219 have shown sustained potent abrogation of menin-dependent oncogenic signaling and pathway control in vitro, ex vivo and in vivo. BMF-219 demonstrated consistent on-target inhibition with a strong anti-proliferative effect on various menin-dependent AML cell lines; DLBCL cell lines representing categories of Double/Triple Hit Lymphoma (DHL/THL) and Double Expressor Lymphoma (DEL); and MM cell lines harboring diverse mutational backgrounds, including MYC dysregulation. BMF-219 also exhibited high potency in in vitro and ex vivo KRAS-driven cancer cell models. MYC, which exerts much of its oncogenic activity through interaction with menin, is a major downstream effector of the KRAS pathway. We filed an IND for BMF-219 with the FDA and received clearance in the third quarter of 2021. In January 2022, we announced that we had dosed the first patient in a Phase 1 clinical trial of BMF-219 in patients with relapsed or refractory acute leukemia, including those with MLL/KMT2A gene arrangements or NPM1 mutations. We also plan to initiate clinical studies of BMF-219 across a range of menin dependent cancers including MM, DLBCL, and KRAS mutant lung, pancreatic, and colon tumors. In addition, subject to submission and clearance of our IND, we plan to initiate a Phase 1/2 clinical trial of BMF-219 in diabetes during the second half of 2022.

In addition to BMF-219, we are utilizing our novel FUSION™ System to pioneer irreversible covalent treatments against other high-value genetic drivers of disease. We are currently advancing additional preclinical irreversible programs for the treatment of select cancers and expect to nominate our second development candidate in the first half of 2022. These programs will pursue novel protein targets that should have single agent activity and also have the potential to achieve a synergistic anti-tumor effect when combined with BMF-219.

Our Strategy – We Aim to Cure

Our scientists have identified a series of molecular targets whose role in healthy individuals is to function quietly and efficiently, keeping this equilibrium largely undisturbed. In cancer, these proteins malfunction, thus disrupting their complex biochemical pathways, resulting in abnormal cell growth and division. When the body’s own defense mechanisms are unable to restore the healthy equilibrium, tumors and late-stage disease occur. In these tumors, the rogue proteins continue to be expressed above their normal levels. We recognize the value of precision, targeting the malfunctioning proteins through quick-acting inhibition.

Our scientists, with extensive backgrounds in structure-driven drug discovery and development, have taken aim at these molecular targets using irreversible, covalent inhibition techniques. Most commercial drugs and clinical-stage drug candidates rely exclusively on keeping bloodstream levels at a sufficiently high value to which the patient is constantly exposed. The patient is thus subject to unwanted side effects caused by the drug’s potentially indiscriminate activity against other targets that are not themselves out of equilibrium. In contrast, our approach specifically employs weak spots in the molecular target that can form a covalent or extremely tight bond with the drug, but in such a way that the inhibitor-protein complex is then taken out of action quickly. The only way then for the rogue protein to return is through de novo synthesis. This allows the drug to be dosed in short bursts, to do its job, and then disappear instead of having to be always present. While perhaps counterintuitive, this approach affords an added degree of selectivity, since “innocent” targets are not exposed to the drug for any longer than necessary.

With a wealth of experience in delivering versatile, multibillion dollar irreversible inhibitor drugs such as IMBRUVICA®, we believe our team is uniquely positioned to leverage this knowledge in wide variety of unmet medical needs.

Biomea aims to combine expertise in Biology, Chemistry, and Medicine to create a suite of novel agents to improve and extend life for patients

The key elements of our business strategy include:

•

Deploy our irreversible platform against high-value oncogenic drivers of cancer. Leveraging our extensive experience developing irreversible covalent drugs and our structural biology and irreversible covalent binding chemistry expertise, we built our proprietary FUSION™ System to design and develop a pipeline of novel irreversible covalent small molecule product candidates. We believe irreversible covalent binders offer a number of potential advantages over conventional reversible drugs, including greater target selectivity and the ability to drive deeper, more durable responses with lower drug exposure. Our goal is to utilize our capabilities and platform to become a leader in developing irreversible covalent drugs.

•

Advance our lead product candidate, BMF-219, through clinical development. BMF-219 is an irreversible covalent menin inhibitor being developed for the treatment of cancers that are highly dependent on menin, including leukemias containing the MLL fusion protein. In January 2022, we announced that we had dosed the first patient in our Phase 1 clinical trial of BMF-219 in patients with relapsed or refractory acute leukemia, including MLL-r, NPM1 mutant or NPM1 mutations. We also plan to study BMF-219 across a range of menin dependent cancers including MM, DLBCL, and KRAS mutant lung, pancreatic, and colon tumors. Beyond cancer, we also plan to explore the potential of our irreversible covalent menin inhibitor, BMF-219, to treat Type-2 diabetes.

•

Continue to expand our portfolio of irreversible covalent small molecule product candidates. In addition to BMF-219, we are advancing two other preclinical irreversible covalent programs for the treatment of select cancers and expect to nominate our second development candidate in the first half of 2022. Both of these preclinical programs target clinically validated mechanisms of action and are complementary to the menin pathway.

•

Evaluate opportunities to enhance the potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to each of our programs. In the future, we may selectively enter into collaborations where we believe there is an opportunity to speed up clinical development or enhance the commercialization potential of our product candidates. We intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

•

Maintain our entrepreneurial outlook, scientifically rigorous approach, and culture of tireless commitment to patients. We will continue to apply transformative science in the development of novel targeted therapies for patients suffering from cancers with limited therapeutic options. We intend to continue building our team of qualified individuals who share our commitment to collaboration and scientific rigor in the development of novel irreversible covalent product candidates that may have the potential to treat patients with genetically defined cancers and metabolic diseases.

FUSION™ System Discovery Platform / Background on Irreversible Covalent Inhibition

Background on Irreversible Covalent Drugs

An irreversible covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein through a combination of non-covalent and covalent interactions and can either stimulate or inhibit target protein function. Reversible drugs, which make up the majority of approved drugs, exert their action by establishing an equilibrium between free drug, target protein, and drug-target complex. Therefore, a reversible inhibitor, by definition, can allow an inhibited drug-protein complex to convert back to free drug and active protein unless sufficient concentration of free drug is present in the local environment. This need for constant coverage typically requires continuous systemic exposure, which can pose safety and tolerability challenges.

Forming an irreversible covalent bond between a target protein and irreversible covalent drug can be described as a two-step process. First, the compound creates a reversible, non-covalent bond to the target protein that can enable an irreversible, covalent bond by placing a reactive atom on the drug compound close to a complementary reactive atom on the target protein. The second step involves the formation of a specific and long-lived covalent bond between the complementary moieties, resulting in a complex that persists throughout the lifetime of the target protein and effectively permanently disables target protein function.

Key Advantages of Irreversible Covalent Drugs

Since the discovery of aspirin in 1899, irreversible drugs have shown the potential to offer a number of potential safety, tolerability, and efficacy advantages over conventional reversible drugs through multiple mechanisms.

Persistent site occupancy of a marketed irreversible inhibitor observed in the absence of sustained drug exposure.

Beyond aspirin and ibrutinib, a number of irreversible inhibitors have been approved by the FDA, including sofosbuvir (marketed as SOVALDI® for hepatitis C virus), tenofovir (marketed as VIREAD® for hepatitis B virus), osimertinib (marketed as TAGRISSO® for NSCLC), and bortezomib (marketed as VELCADE® for MM and mantle cell lymphoma).

Challenges in Developing Irreversible Covalent Drugs

Despite the potential advantages of irreversible covalent drugs, the majority of approved drugs are reversible binders. The inherent challenges in creating irreversible covalent drugs present significant barriers to entry to discover and develop these molecules. The key challenges in developing irreversible covalent drugs include:

•

Complexity. The discovery and development of irreversible covalent drugs requires significant structural knowledge and medicinal chemistry capabilities, including the ability to construct complex novel chemical scaffolds. In addition, not all disease-causing proteins have the properties necessary for the application of irreversible covalent binding. While advancements in structural knowledge of the proteome provides greater opportunity to identify potential targets for irreversible covalent binding, we believe the lack of specialized medicinal chemistry expertise needed to leverage this knowledge has impeded the development of irreversible covalent drugs.

•

Safety and toxicity. While the irreversible covalent binding modality can provide a high degree of selectivity, poorly conceived molecules with promiscuous binding profiles can pose a risk of significant off-target interactions and safety concerns. Given this significant and long-standing challenge, without the structural biology and irreversible covalent binding chemistry expertise, drug developers have historically been discouraged from pursuing irreversible covalent binders.

At Biomea, we believe we are positioned to leverage the significant expertise, foundational knowledge, and capabilities that our management team first acquired while developing ibrutinib and that we have expanded and refined over the last three years to create our FUSION™ System discovery platform.

Our FUSION™ System Discovery Platform

We believe that irreversible covalent small molecules have the potential to address the key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. Leveraging our extensive experience developing irreversible covalent drugs and irreversible covalent binding chemistry expertise, we built our proprietary FUSION™ System to enable the design and development of novel irreversible covalent small molecule product candidates against high-value oncogenic drivers of cancer. The system also has the capability to create a novel non-covalent inhibitor, which we may advance depending on the target. We have described some of the differences between the FUSION™ System and traditional small molecule drug discovery below:

The FUSION System leverages AI/VR matching and custom synthesis to develop novel drugs

Our FUSION™ System discovery platform encompasses the following:

•

Target Selection Validation and AI/VR Matching: We use our expertise in structural biology and irreversible covalent binding chemistry to identify both validated and novel targets that we believe may have a demonstrable and specific impact on disease and have particular structural characteristics that would be amenable to direct intervention with an irreversible covalent binder.

•

Custom Scaffold Creation: We create novel chemical scaffolds using a computational platform to exploit the unique structural elements of a specific target protein. We then screen these scaffolds with in-house technologies to select the optimal candidates for further construction and design. This evaluation process is intended to increase the probability of having multiple targeted compounds that can advance through the discovery process and into the clinic.

•

Molecule Optimization/Refinement: Using our proprietary suite of computational technologies, assays, analytical approaches, chemistry and know-how we strive to maximize the potential selectivity, potency, safety, and convenience of our oral irreversible covalent small molecule product candidates. We avoid compound library screening, which results in highly selective/specified scaffolds. This saves considerable time during the lead optimization step.

We aim to leverage our capabilities and platform to establish ourselves as a leader in developing irreversible covalent small molecules in order to maximize the depth and durability of clinical benefit for patients with various cancers.

Our Initial Focus: Menin

Menin is a protein important to transcriptional regulation, impacting major processes such as cell cycle control, apoptosis and DNA damage repair. It plays an essential role in oncogenic signaling in subgroups of genetically defined leukemias, such as MLL-r, and other cancers dependent on menin. The BROAD Institute elucidated the dependence of menin on various cancer types and has made this work available for public access via the DEPMAP portal. The dependence of various cancers on menin is shown in the figure below.

BROAD Institute DEPMAP highlights the dependency of various tumor types on Menin (MEN1)

As shown above, DLBCL; MM; Hematopoietic and Lymphoid Tumors (including Acute Leukemias); and Solid Tumors (KRAS mutant) had the highest dependence on menin. We believe that disrupting the function of menin in these tumor types is a viable therapeutic approach. The menin complex plays a critical role in MYC-dependent oncogenic signaling, whereby menin enhances MYC-mediated transcription to promote cancer progression. Inhibition of menin is a novel approach to cancer treatment. The figure below highlights the menin complex partner / downstream effector that is associated with each of the respective indications that could benefit from treatment with an irreversible covalent menin inhibitor.

Depiction of target patient populations grouped based on the relevant menin complex partner or downstream effector

Menin & MLL – Acute Leukemias (MLL-r and NPM1 Mutant)

MLL-r leukemias are characterized by MLL gene (encoded by the gene KMT2A) translocation abnormalities. These abnormalities result in the formation of fusion genes encoding fusion proteins comprised of MLL1 and a corresponding fusion partner domain. The interaction of these fusion proteins with menin drives the expression of downstream target genes such as HOXA9 and MEIS1, triggering leukemic cell proliferation.

Menin binds directly to the conserved N-terminus of MLL proteins, making it a promising target that could potentially be exploited consistently by a menin inhibitor therapeutic. Preventing the MLL proteins from binding to menin has been shown to abolish the oncogenic effects in vitro and in vivo as shown in the figure below.

Depiction of leukemic pathway associated with aberrant menin-MLL fusion complex.

Approximately 20,000 and 6,000 patients in the United States are diagnosed annually with AML and ALL, respectively. MLL-r leukemia has limited therapeutic options and affects approximately 10% of acute leukemias in adults and approximately 70% of acute leukemias in infants. In addition to MLL-r, MLL signaling in some forms of MLL wild-type (MLL-wt) AML have also been implicated, including those bearing independent oncogenic mutations in nucleophosmin (NPM1), a molecular chaperone, and DNA-methyltransferase 3A (DNMT3A), a methyl transferase. These subpopulations together represent approximately 45% of AML cases.

Patients with MLL rearrangements often suffer from failure of induction therapy or disease relapse, resulting in poor clinical outcomes. In pediatric AML, the five-year event-free survival rate on average is 44% but ranges between 11% and 92% depending on the MLL-translocation subtypes. In ALL, the five-year survival rate for people aged 20 and older is approximately 37% and for people under the age of 20 it is approximately 89%. However, pediatric MLL-r ALL patients fare much worse, with four-year survival rates as low as 10%, compared to 64% for those without MLL rearrangements.

A perhaps more dire area of unmet need is relapsed/refractory AML. Despite evolving insights into the pathogenesis of AML, over 11,000 patients with AML die each year from the disease in the United States. Relapse is the most common cause of treatment failure. The five-year overall survival (OS) for adult patients with AML after disease relapse is only approximately 10%. Furthermore, a published study showed that approximately 20% of patients demonstrated primary induction failure adding even more patients to this refractory category. Currently, allogeneic hematopoietic cell transplantation (HCT) is considered to be the only reliable option with curative potential, with OS estimated between 15% to 25% three to five years post-transplant. To improve overall quality of life for patients, physicians are favoring oral targeted agents and strategies that avoid intensive chemotherapy and prolonged inpatient admissions. Key in this effort is a focus on molecular testing to identify the potential for targeted therapies.

Given the involvement of MLL and NPM1 in a high percentage of acute leukemias, and the poor clinical outcomes provided by available treatments, we believe a new treatment that can inhibit the function of both targets by disrupting or preventing interactions with menin could address this unmet need.

Menin & MYC – Diffuse Large B-Cell Lymphoma (DLBCL), Multiple Myeloma (MM), and KRAS Solid Tumors (Lung, Pancreatic, and Colorectal)

MYC is a transcription factor that is implicated in oncogenesis and typically regulates genes associated with cell cycle, cellular proliferation, differentiation, and apoptosis. In fact, MYC is constitutively and aberrantly expressed in over 70% of human cancers. Notably, MYC appears to play a key role in the functioning of many cancer cells, including DLBCL, MM, and KRAS solid tumors (Colorectal, Pancreatic, and Lung). MYC is aberrantly expressed or translocated in relapsed / refractory DLBCL and MM and is a major downstream effector of KRAS mutant tumors. Menin has been shown to play an essential role in the MYC transcriptional complex, which leads to menin-mediated enhancement of MYC target gene expression in cancer cells. The figure below highlights the role of menin in mediating MYC target gene expression.

Depiction of the role of menin in the MYC transcriptional complex, facilitating the expression of MYC target genes

DLBCL is the most common subtype of Non-Hodgkin Lymphoma. DLBCL starts in white blood cells called lymphocytes and it usually grows in lymph nodes. Every year, approximately ~18,000 people in the U.S. are diagnosed with DLBCL. Following initial treatment with standard chemotherapy, approximately 70% of patients have a complete response and approximately 50% of patients are cured. There is a substantial unmet need for patients with relapsed or refractory DLBCL as median overall survival is between six and seven months in this group. Double Hit Lymphomas (DHL), Triple Hit Lymphomas (THL), and Double Expressor Lymphomas (DEL) are high grade B-cell lymphomas (HGBLs) that have high MYC and BCL2 or BCL6 dependency. Based on their aggressive nature, DHL, THL, and DEL represent a large portion of the relapsed or refractory DLBCL population.

MM is a cancer of plasma cells, which make antibodies (immunoglobulins) and are mainly located in the bone marrow. As cancerous cells migrate from the bone marrow, organ damage due to excess immunoglobulins in bones and blood and weakening of bones are common features. Approximately 35,000 people in the U.S. are diagnosed with MM each year and the five-year relative survival rate is ~56% (Source: NCI SEER Data). While many therapeutic options are available to patients, a subset of highly refractory patients exists. In these patients, overall survival is as low as 6 months. Additionally, it is estimated that more than 60% of MM patients have menin dependent genetic drivers (MYC addicted or driven) and that these drivers are more common in the relapsed or refractory setting.

Non-Small Cell Lung Cancer (NSCLC) is the most common form of lung cancer, representing approximately 84% of all lung cancer cases or approximately 200,000 cases in the U.S. each year. Additionally, the five-year survival rate of NSCLC is approximately 25%. While lung cancer is the third most common form of cancer in the U.S. based on incidence, lung cancer contributes to the highest number of annual cancer deaths in the U.S.. KRAS is a key node in the RAS signaling pathway, which can be oncogenic. KRAS is the most frequent oncogene in NSCLC, occurring in approximately 30% of patients with NSCLC. Notably, RAS signaling is known to result in active MYC, which can facilitate pro-tumor transcriptional processes. KRAS-targeted inhibitors have shown efficacy in KRAS mutant NSCLC patients in clinical trials.

Pancreatic cancer is a relatively rare form of cancer in the U.S., representing approximately 60,000 cases in the U.S. each year. Pancreatic cancer is an aggressive cancer with a very low five-year survival rate of approximately 11%, indicating that there is a large unmet need. It is rarely diagnosed early, contributing to the low survival rate. Among patients with pancreatic cancer, RAS mutations (including KRAS) occur in up to approximately 98% of patients.

Colorectal cancer is the fourth most common form of cancer in the U.S., representing approximately 150,000 cases in the U.S. each year. These cancers start in the rectum or the colon and can be diagnosed/identified early, even potentially as noncancerous polyps. The five-year survival rate of CRC is approximately 65%. Among other mutations, KRAS mutations occur in approximately 50% of patients with CRC.

Menin & Beta-Cell Biology – Diabetes

Diabetes mellitus is characterized by a reduced ability to produce insulin and/or by a dysregulated response to insulin and affects nearly 34 million people in the U.S. (Source: CDC). Diabetes is grouped into a few clinical categories based on etiology or timing of diagnosis according to the latest guidance from the American Diabetes Association. Accounting for 1.6 million diagnosed patients in the U.S., type 1 diabetes is due to autoimmune beta-cell destruction, usually leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood. Type 2 diabetes has been diagnosed in approximately 25.3 million people in the U.S. and is due to a progressive loss of adequate beta-cell insulin secretion frequently on the background of insulin resistance. The primary treatment goal is to achieve glycemic control by reducing HbA1c (A1c), a marker for the amount of sugar in the bloodstream, to 6.5% or lower. Glycemic control is a validated approach to delaying disease progression, which leads to significant and potentially fatal renal, cardiac, neurological, and ophthalmic comorbidities.

Loss of functional beta-cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta-cells are found in the pancreas and are responsible for the synthesis and secretion of insulin. Insulin is a hormone that helps the body use glucose for energy and helps control blood glucose levels. In patients with diabetes, beta-cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta-cell turnover / beta-cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta-cells. Notably, it has previously been shown that knocking out the gene responsible for the creation of menin (MEN1) has been observed to produce profound glycemic control in diabetic animal models (see below). Based on these and other scientific findings, we explored the potential for menin inhibition as a viable therapeutic approach to permanently halt or reverse progression of type 2 diabetes.

MEN1 knockdown led to profound glycemic control in a streptozotocin-induced hyperglycemia mouse model

BMF-219

Our lead product candidate, BMF-219, is designed to be a potent, selective, orally bioavailable, irreversible covalent inhibitor of menin that disrupts the protein-protein interaction between menin and MLL. We are developing BMF-219 for the treatment of cancers that are highly dependent on menin, including leukemias containing the MLL fusion protein. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models, including MLL-r AML, NPM1 mutant AML, MYC driven/addicted liquid tumors (e.g., DLBCL and MM), and KRAS mutant colorectal, lung, and pancreatic tumors. Based on our preclinical findings, our irreversible covalent approach may have significant advantages over reversible inhibitors, including selectivity, potency, durability, and safety. We filed and received clearance for our IND in the third quarter of 2021, supporting our clinical development efforts in liquid tumors, and announced that we had dosed the first patient in our Phase 1 clinical trial evaluating BMF-219 in patients with relapsed or refractory acute leukemias, including those with MLL1/KMT2A gene rearrangements or NPM1 mutations in January 2022. We intend to file a separate IND to support our solid tumor indications in the second half of 2022.

Target Engagement Studies: Gene Expression

Published preclinical studies have shown that inhibition of the menin-MLL interaction leads to reduction in MEN1 (the gene that encodes menin) transcription, resulting in down regulation of MEIS1, HOXA9, and DMNT3A, which are common gene signatures for menin-MLL, and differentiation of leukemic cells into myeloid cells. Our lead product candidate, BMF-219, is intended to irreversibly inhibit the interaction between menin and wild type MLL and MLL fusions.

In preclinical studies, administration of BMF-219 has resulted in the inhibition of the menin-MLL interaction in multiple cancer cell models with known dependency on menin binding for survival. We characterized the molecular responses following treatment with BMF-219 across multiple model cell lines, including MOLM-13 cells in culture. MOLM-13 is an AML cell line with a KMT2A-MLLT3 (MLL-AF9) fusion.

As reflected in the figure below, in this model we observed substantial down regulation of MEN1 along with MEIS1, HOXA9, and DNMT3A, which are common gene signatures for menin-MLL and NPM1 altered leukemias. Published studies of reversible menin inhibitors have shown down regulation of signature genes after six days of inhibition. To evaluate target engagement and explore potential differences in onset of action for our reversible and irreversible covalent menin inhibitors, we evaluated expression levels at 6 and 24 hours following treatment. Our reversible inhibitor showed limited impact on signature genes over 24 hours, but we observed rapid down regulation of menin dependent genes for BMF-219 and observed up to approximately 80% reduction in readout genes by six hours and approximately 95% reduction at 24 hours compared to control.

Reduction in menin dependent gene expression demonstrated target engagement. Profiling of signature genes in menin-MLL and NPM1 altered leukemias shows rapid down-regulation upon treatment with BMF-219, an irreversible covalent menin inhibitor. Treatment with BMF-05, a reversible menin inhibitor, shows limited impact on signature genes similar to dimethyl sulfoxide (DMSO) vehicle control at these time points, which is consistent with published findings for other reversible menin inhibitors. Y-axis represents Transcripts Per Million (TPM).

Published preclinical studies have also shown that disruption of the menin-MLL interaction led to differentiation of leukemic cells to myeloid cells. As a result, we have tested reversible and irreversible covalent menin inhibitors in MOLM-13 cells to determine if treatment would promote differentiation, as exhibited by an increase in integrin subunit alpha M (ITGAM), which encodes CD11b, a surface marker associated with myeloid differentiation. As reflected in the figure below, at 24 hours following administration, we observed dose dependent elevation of myeloid marker gene expression with BMF-219 treatment. Meanwhile, comparable exposures of reversible menin inhibitors (BMF-05, BMF-13, BMF-214 three of our proprietary reversible menin inhibitors) reflected no change from vehicle controls. However, the reversible inhibitors were able to upregulate ITGAM at a 10-fold increase in exposure. While we believe these results support our hypothesis regarding the role of the menin pathway, they also highlight the potential need for reversible inhibitors to have high clinical exposures in order to achieve sufficient menin suppression to affect disease.

Responses of myeloid differentiation marker ITGAM at 24 hours demonstrated target engagement. Y-axis represents the Transcripts Per Million (TPM). Data are presented for DMSO vehicle control, proprietary reversible menin inhibitors (BMF-05, BMF-13, BMF-214), and BMF-219.

We explored the impact of BMF-219 treatment on key oncogenic genes in MOLM-13 cells in preclinical models. Significant changes in gene expression of BCL-2, MYC, and HOXA9 were observed after 24 hours of treatment with BMF-219. The figure below compares gene expression data in MOLM-13 cells after 16 hours of treatment with KO-539, a reversible menin inhibitor, that was published at the ASH Annual Meeting in 2021.

Comparison of gene expression data for key genes in MOLM-13 cells. Data for BMF-219 was gathered after 24 hours. of BMF-219 treatment at 500 nM and 1,000nM concentrations and was generated by the Biomea team. Data for KO-539 was gathered after 16 hours. of KO-539 treatment at 250 nM and 1,000nM concentrations and was generated by a research group at MD Anderson and subsequently published at the ASH Annual Meeting in 2021.

In-vitro Studies

To evaluate potential activity of the irreversible covalent menin inhibitor BMF-219 in leukemia models, we examined the impact of menin inhibition on metabolic activity and cell survival. As reflected in the figures below, treatment with BMF-219 demonstrated rapid shut down of metabolic activity, which was sustained over the 14-hour study duration. BMF-219 responses were superior to tested reversible menin inhibitors (BMF-05 and MI-503) with respect to both onset and durability of metabolic suppression.

Metabolic Activity

Metabolic activity in menin inhibitor treated leukemia cell lines reflected rapid and durable responses following administration of irreversible covalent menin inhibitor BMF-219 (560nM exposure of all compounds). Y-axis represents fluorescence units measured as an output of ATP production, a measure of viable cells.

Treatment with BMF-219 also led to apoptosis in menin driven leukemia models, resulting in a notable reduction in cell survival. Responses were observed for BMF-219 treatment at the lowest tested doses across all cell lines, while the reversible inhibitors showed limited responses at the lowest dose and were unable to eliminate tumor cells at any tested dose.

Cell Survival

Survival assay across AML cell lines after seven days shows differentiated responses to irreversible covalent menin inhibitor BMF-219 relative to reversible inhibitors.

We have also conducted cell proliferation assays on a panel of well-characterized leukemia cell lines to evaluate the potency of BMF-219. The panel included: MLL-AF4 translocated, internal tandem FLT3 duplicated bi-phenotypic B-myelomonocytic leukemia (i.e. ALL/AML) cell line MV4;11; MLL-AF9 translocated, internal tandem FLT3 duplicated AML cell line MOLM-13; and NPM1-mutated AML cell line OCI-AML3. We are comparing in the figure below the cell killing ability of BMF-219 in leukemic cells to the cell killing of reversible inhibitors in similar experiments. The data for reversible inhibitors on the right of the figure was generated by a research group at MD Anderson and was published at the ASH Annual Meeting in 2021.

Cell killing effect of BMF-219 in acute leukemia cell lines compared against similar data from reversible menin inhibitors published at the ASH Annual Meeting in 2021.

In addition to impacting leukemic cell lines, menin is a known dependency in other liquid tumors, including MM and DLBCL. Menin dependency has also been seen in multiple solid tumors including Ewing’s sarcoma and KRAS driven cancers. As part of our ongoing discovery efforts, we screened BMF-219 against a panel of tumor models and observed potent growth inhibition in multiple menin-dependent cancer cell lines, including MM.

Representative cell survival time course from a Multiple Myeloma model (KMS-20 cell line, 0.56µM doses) shows relative effect of the irreversible covalent inhibitor BMF-219 versus a reversible inhibitor BMF-05.

We also explored the potential potency of BMF-219 in KRAS dependent tumors using a long-term proliferation assay. A representative cell survival time course from a G12C KRAS mutation driven pancreatic cancer line (MIA-PaCa-2, 0.56 µM doses) shows the effects of treatment with the irreversible covalent inhibitor BMF-219. A broader panel of these studies demonstrated potent growth inhibition in multiple models covering both G12C and G12D KRAS mutations.

Representative cell survival time course from a KRAS mutant pancreatic cancer model (MIA-PaCa-2 cell line, 0.56µM doses) shows relative effect of the irreversible covalent inhibitor BMF-219 versus reversible inhibitors MI-503 and BMF-05.

In summary, we have screened the effects of BMF-219 across a range of cancer cell lines and observed potent growth inhibition. These findings support our belief that BMF-219 has significant potential to address a broad range of cancers.

Ex-vivo Efficacy Results

Continuing our focus on the well-characterized menin dependency in leukemia, we investigated patient derived AML samples and the impact of reversible and irreversible covalent inhibition of the menin-MLL interaction on proliferation. As reflected in the figure below, irreversible covalent inhibition with BMF-219 and BMF-T2 (a derivative of BMF-219) led to dramatic growth inhibition and showed substantial advantages over the selected reversible inhibitors.

Treatment of patient derived AML cells with menin inhibitors showed potent inhibition of proliferation with irreversible covalent drugs (BMF-219 and BMF-T2) versus reversible drugs (BMF-5, BMF-13, MI-503) at 1µM exposure, six days.

In comparison, to achieve similar levels of growth inhibition, the selected reversible inhibitors studied required dose concentrations approximately ten-fold greater than our respective IC90 values. We believe these findings support our hypothesis that an irreversible covalent inhibitor could potentially provide greater therapeutic benefit at lower exposure-levels versus reversible inhibitors.

Treatment of patient derived AML cells with reversible menin inhibitors at drug exposures 10-fold greater than IC90 (10µM) showed robust inhibition of proliferation at six days.

In-vivo Efficacy Results

A xenograft model using a MV4;11 leukemia cell line was used to evaluate the potency of BMF-219 as a single agent. We utilized a luciferase transduced MV4;11 model over sub-cutaneous models as we believe the disseminated model better reflects the normal etiology of leukemias, including homing of leukemic cells to the bone marrow and spleen. Also, the disseminated model offered the ability to frequently monitor disease progression through fluorescence imaging which provided a more detailed understanding of the kinetics of the observed response to therapy.

Disseminated MV4;11-luc models were run in female NSG mice. Mice were inoculated with xenograft cancer cells at high levels (1x107 MV4;11 cells) with greater than 90% viability via tail vein injection. BMF-219 or vehicle was administered (once daily) at various dose levels and via various routes (intravenously (IV), PO: 80-160 mg/kg, IP: 40-80 mg/kg).

As reflected in the figure below, the MV4;11-luc disseminated xenograft study showed substantial tumor reduction and survival benefit for BMF-219 treatment at both the 20 mg/kg and 40 mg/kg doses. Fluorescence imaging showed notable reductions in tumor burden between the control (vehicle treated) animals as compared to the BMF-219 treated animals. Both tested doses showed substantial reductions in tumor burden (-47% at 20 mg/kg; -63% at 40 mg/kg), which translated into survival benefit (over vehicle control) of 72% and 94% for the respective doses (calculated using total days of survival versus control).

Fluorescence imaging of the disseminated MV4;11-luc xenograft model treated for 14 days at 40mg/kg with BMF-219 vs. control. Pseudo-colored area and intensity indicates level of tumor burden.

Mean body weight data from our xenograft studies provided an early assessment of safety and tolerability showing that BMF-219 treatment was generally well-tolerated at various doses in a rodent model system. BMF-219 was administered once daily at 20 mg/kg or 40 mg/kg via IV for 14 days and caused minimal changes in body weight from baseline or vehicle control.

Body weight with BMF-219 treatment showed limited change from baseline and vehicle controls.

We have also completed seven-day, non-GLP toxicology studies in rats and dogs where daily oral administration of BMF-219 showed that the compound was generally well-tolerated in both species. Additionally, our PD studies, which dosed daily up to 14 consecutive days, showed that BMF-219 was generally well-tolerated. We believe these results further support the advancement of BMF-219 into IND-enabling toxicology studies.

OncoPanel Screening

We examined the selectivity of BMF-219 for menin-dependent disease to assess potential off-target risk. We observed negligible impact of BMF-219 treatment on cell metabolism in leukemia and lymphoma cell lines that have wild type MLL, but no menin-linked mechanism for disease. We believe these findings were consistent with external studies showing that menin-MLL interaction was not generally cell-essential and only critical to survival in those cells that contain aberrant biology.

OncoPanel: Screening of metabolic activity in BMF-219 treated cells with WT MLL, but no menin-driven disease mechanism showed negligible impact on viability. 0.25µM exposure. The cell lines BC-1, BCP-1, BV-173, K562, and U937 were composed of, respectively, cells that were hematopoietic (B lympho-blast), hematopoietic (B lympho-blast), leukemia (B-cell pre), hematopoietic (bone marrow), and hematopoetic (bone marrow).

Kinase Screening

We have also conducted extensive in-house comparative 3D structural analysis of the protein, which has revealed that the binding pocket we seek to target on menin showed limited structural similarity to some tyrosine kinases known to be of functional relevance in hematological cancers. At a standard compound test concentration of 0.1 µM, BMF-219 displayed high selectivity and limited off-target kinase inhibition. Of the 169 kinases tested, only six showed any inhibition by any of our novel molecules tested. Furthermore, only two wild type kinases showed greater than 50% inhibition upon treatment with BMF-219. We believe this result supports the potential of our FUSION™ System to generate target-specific compounds.

Glutathione Reactivity

We have also employed the widely used glutathione (GSH) reactivity assay to investigate potential non-specific binding liabilities from electrophilic residues necessary to enable irreversible covalent binding. The assay measures the depletion of the tested drug as it forms non-specific complexes with the strong nucleophile GSH and returns drug half-life (t1/2) as a readout. Drugs with limited non-specific interactions have long half-lives, as the drug does not get consumed in a reaction with GSH. In such studies, BMF-219 showed negligible interaction with the strong nucleophile GSH and showed less reactivity than the approved irreversible covalent drugs omeprazole and neratinib. We believe this result, if replicated in humans, could lead to less non-specific binding and potential off-target effects for BMF-219. The table below shows GSH reactivity studies demonstrating limited non-specific binding liability of BMF compounds. 1µM of compound was incubated with 5 mM of glutathione (5,000 eq).

Safety Screen

In order to investigate the safety of BMF-219, we have assayed a selective group of compounds (including BMF-219) at 10 µM on the SafetyScreen 44 panel (CEREP/Eurofins Discovery). This panel was created from the collective experience of multiple large pharmaceutical companies. Our findings showed no meaningful impact (greater than 50% activation or inhibition) of BMF-219 across these key safety assays.

Drug Properties

We believe the results observed for BMF-219 in our preclinical studies suggest the potential for this compound to be further evaluated as an oral, once-daily treatment for menin driven cancers. With limited formulation work, the compound showed favorable PK and PD results half-life, area under curve and bioavailability that enabled sufficient exposure for us to conduct in vivo efficacy and safety studies with oral dosing in mouse, rat, and dog studies. We also tested the metabolic stability of BMF-219 and have observed no cytochrome (CYP) inhibition to date.

BMF-219 Tested in Two Diabetes Animal Models

Loss of functional Beta-cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta-cells are found in the pancreas and are responsible for the synthesis and secretion of insulin. Insulin is a hormone that helps the body use glucose for energy and helps control blood glucose levels. In patients with diabetes, Beta-cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on Beta-cell turnover / Beta-cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy Beta-cells. Notably, it has previously been shown that knocking out the gene responsible for the creation of menin (MEN1) produced profound glycemic control in diabetic animal models. Based on these and other scientific findings, Biomea explored the potential for menin inhibition with BMF-219 as a viable therapeutic approach to permanently halt or reverse progression of type 2 diabetes.

We conducted two diabetes animal experiments to measure the potential impact of BMF-219 for the treatment of type 2 diabetes; the Zucker Diabetic Fatty (ZDF) rat, a widely studied model of obesity and insulin resistance in rats, and the Streptozotocin-Induced Diabetes (STZ) induced rat, a widely studied model by which diabetes is induced using an antibiotic (STZ) that produces pancreatic islet β-cell destruction. In both models, we observed that BMF-219 worked to normalize glucose levels in the majority of animals after just two weeks of treatment. Notably, the majority of the effect was maintained despite complete washout of BMF-219.

Summary of topline findings from two diabetes preclinical models interrogating the therapeutic effect of BMF-219.

Clinical Development Plan

In September 2021, we announced that the FDA had cleared our IND application to begin a Phase 1 trial to assess BMF-219’s control of menin’s negative impact on patients with relapsed/refractory AML and ALL. The Phase 1, first-in-human, open-label, dose-escalation and dose-expansion clinical trial of BMF-219 will assess the safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile of BMF-219 in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation. The clinical development plan includes the initiation of additional clinical trials of BMF-219 in the following liquid tumors — MM and DLBCL— in the first half of 2022, and the following solid tumors — NSCLC, pancreatic cancer, and colorectal cancer (CRC) — in the fourth quarter of 2022, in each case subject to the submission and clearance of additional INDs. In addition, subject to submission and clearance of an IND, we plan to initiate a

Phase 1/2 clinical trial of BMF-219 in diabetes during the second half of 2022.

The graphic above describes potentially addressable patient populations for BMF-219 in oncology.

Additional Oncology Programs

In addition to BMF-219, we are advancing two other pre-clinical irreversible covalent programs for the treatment of select cancers and expect to nominate our second development candidate in the first half of 2022 with an IND application planned within 12 months of candidate selection. Both of these programs target clinically validated mechanisms of action and are complementary to the menin pathway.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States developing irreversible covalent binders specifically against menin. More broadly, we define ourselves as targeted oncology drug developers focused on irreversible covalent drugs and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may be or may become interested in discovery and development of irreversible covalent binders that may compete with us against menin or related targets at scale and in an integrated way. Even if they do not advance programs with the same mechanism of action as ours, these companies could develop products or product candidates that are competitive with ours or that have a superior product profile, and may do so at a rapid pace. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target irreversible covalent binding against protein targets of interest to us.

To our knowledge there are several programs that target menin in clinical development at this time; one being developed by Kura Oncology (KO-539), by Syndax Pharmaceuticals (SNDX-5613), by Janssen Pharmaceuticals (JNJ-75276617), by Daiichi Sankyo Pharmaceuticals (DS-1594), by Dainippon Sumitomo Pharma (DSP-5336).

Notably, KO-539 and SNDX-5613 are in clinical trials and have demonstrated preliminary Phase 1 results that support further investigation of menin as a therapeutic target. Other preclinical programs have been reported from biopharmaceutical companies and academic research institutions as well.

Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with more favorable labeling than our product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate, and the availability of reimbursement from government and other third-party payors.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as other relevant inventions and improvements that we believe to be commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties. As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty (PCT) applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology or commercialize our product candidates. The PCT is a treaty with more than 150 contracting states that makes it possible to seek patent protection across multiple states by filing a single “international” application. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of a new drug application, plus the time between the submission date of a new drug application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. A patent that covers multiple products for which extension is sought can only be extended in connection with one of the approvals. The USPTO reviews the application for any patent term extension or restoration in consultation with the FDA. In the future, if any of our product candidates receive approval by the FDA, we expect to apply for a patent term extension on an issued patents covering the product, depending upon the length of the clinical studies for the product and other factors. Outside the U.S., similar applications for patent term extensions or supplementary protection certificates are available in a limited number of countries. We expect to apply for such coverage where available. There can be no assurance that the USPTO or any other patent office outside the U.S. will approve any of our applications for patent term extensions or supplementary protection certificates. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products, if approved, for an adequate amount of time.

As of December 31, 2021, we owned two issued U.S. patents, two pending U.S. non-provisional patent applications, more than ten pending U.S. provisional patent applications, one pending PCT application, and more than twenty-five outside U.S. pending patent applications, directed to compositions of matter, methods of treatment, and methods of making with respect to our product candidates, including BMF-219.

Prosecution of our PCT patent application and our provisional patent applications has not commenced, and will not commence unless and until they are timely converted into U.S. non-provisional or national stage applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO or other foreign jurisdiction are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional and/or PCT patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional or PCT patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and PCT patent applications relating to our provisional patent applications, and we intend to timely file national stage patent applications relating to our PCT patent applications, we cannot predict whether any of our current or future patent applications related to BMF-219, or any of our other product candidates, will issue as patents. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we obtain our product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Additionally, even if any of our patent applications issue as patents, the patents covering our proprietary technologies and our product candidates would be expected to expire between 2039 to 2042.

In addition to patent applications, we rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. In particular, we consider various aspects of our irreversible binder discovery platform to constitute our trade secrets and know-how. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We cannot guarantee that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any person to whom we disclose such information. These agreements may also be breached, and we may not have an adequate remedy for any such breach. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our product candidates or any future proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks related to our intellectual property.”

License and Partnership Agreements

As of December 31, 2021, we do not have any license or partnership agreements related to any of our programs. As these programs and our business evolves we may consider entering into a potential license or partnership. A potential partnership could provide non-dilutive funding and access to additional capabilities and expertise that a partner could provide to enhance the overall probability of program success.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical studies, as well as for clinical trials of BMF-219 and other programs. This arrangement is also expected for commercial manufacture if our product candidates receive marketing approval. Certain of our suppliers of ingredients, raw materials, components and materials are single source suppliers. All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, and export and import of drug products. A new drug must be approved by the FDA through the New Drug Application (NDA) process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory studies, animal studies and formulation studies in accordance with the FDA’s good laboratory practice (GLP) requirements and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board (IRB), or ethics committee at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;
•	preparation of and submission to the FDA of an NDA after completion of all pivotal trials;

•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the drug is produced to assess compliance with current good manufacturing practice (cGMP) requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a risk evaluation and mitigation strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use (ETASU), such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, fails to keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive

Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other potential benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Other United States Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United

States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Regulatory exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

In addition, drugs can also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other Healthcare Laws

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. The laws that may affect our ability to operate include, but are not limited to:

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
•

federal civil and criminal false claims laws, including the False Claims Act (FCA), which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them in order to have committed a violation;

•

the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extended to include payments and transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives during the previous year;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
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

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services.

Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•	required collection of rebates for drugs paid by Medicaid managed care organizations;
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. It is also possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Human Capital Resources

As of December 31, 2021, we had 51 full-time employees, 26 of whom were engaged in research and development activities. We believe we have good relationships with our employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

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

Our principal executive offices are located at 900 Middlefield Road, 4th Floor, Redwood City, California 94063, and our telephone number is (650) 980-9099. Our website address is www.biomeafusion.com.

Biomea Fusion, Inc., the Biomea logo and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are owned by us. This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC’s website.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. In January 2022, we announced the dosing of the first patient in a Phase 1 clinical trial of our lead product candidate, BMF-219, in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation.

We have only recently initiated our first clinical trial of BMF-219 and have not demonstrated an ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated our first clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through private placements of our common and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $41.6 million and $5.3 million, for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $49.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We have only recently initiated our first clinical trial of BMF-219, our lead product candidate. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely initiation and completion of our preclinical studies and clinical trials for BMF-219 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of BMF-219 and our future product candidates;
•	our ability to complete IND-enabling studies and successfully submit and receive authorization to proceed under INDs or comparable applications;

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

We are currently focused on the discovery and development of irreversible small molecules to treat patients with genetically defined cancers and metabolic diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, BMF-219, as well as developing our other and any future product candidates.

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

As of December 31, 2021, we had $175.7 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations into 2024. Our estimate as to how long we expect our existing capital resources, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including but not limited to:

•	the scope, timing, progress, duration, costs and results of our drug discovery, preclinical development activities, laboratory testing, and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;

•	the extent to which we discover and develop additional product candidates;
•	the cost, timing, and outcome of regulatory review of our product candidates;
•	the cost and timing of establishing sales and marketing capabilities, if any of our product candidates receive marketing approval;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;
•	the timing, receipt, and amount of sales from our potential products;
•	our need and ability to hire additional management, scientific, and medical personnel;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	our efforts to enhance operational systems and our ability to attract, hire, and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the cost associated with commercializing our product candidates, if they receive regulatory approval;
•	our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•	the impact of the ongoing COVID-19 pandemic on our business, which may exacerbate the magnitude of the factors discussed above.

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

Risks Related to Product Development

Our discovery and preclinical development is focused on the development of irreversible covalent small molecule therapies, initially targeted at menin, to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of irreversible covalent small molecule therapies for patients with genetically-defined cancers and metabolic diseases, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing irreversible therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed irreversible binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small-molecule irreversible binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined over the last three years positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our irreversible covalent small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional reversible drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of reversible drugs, which could limit the potential advantages or perceived benefits of our irreversible inhibitor product candidates. Furthermore, although we believe, based on our preclinical work and research on irreversible binders generally, that highly selective irreversible inhibitors of certain critically important oncogenic drivers, such as menin, known to impact cellular processes have potential as precision oncology targets, clinical results may not confirm this hypothesis or may only confirm it for certain inhibitors or certain tumor types.

In addition, we have only initiated a clinical trial of our lead product candidate, BMF-219, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, even if we are able to develop small-molecule therapies that demonstrate positive results in preclinical studies there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or be well-tolerated.

Further, even if our approach is successful in demonstrating the clinical benefit of using our lead product candidate, BMF-219, which is designed to be a highly active and selective irreversible inhibitor of menin, in certain menin-driven cancers and/or metabolic diseases, we may never successfully identify additional irreversible binding product candidates to validated oncology or other targets through our FUSION system. Therefore, we do not know if our approach of treating patients with genetically-defined cancers and metabolic diseases will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSION System to build a pipeline of product candidates with commercial value.

A key element of our strategy is to utilize our FUSION System to build a pipeline of irreversible covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and preclinical development of BMF-219 and other programs, BMF-219 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop BMF-219 or develop any future product candidates. Our FUSION System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with an irreversible binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our irreversible small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our irreversible covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSION System could be delayed, potentially permanently. Even if our product candidates are successful in inhibiting certain protein binding, such success would not provide a guarantee of the effectiveness of such product candidate in total tumor regression in vivo. For example, even if BMF-219 demonstrates an ability to inhibit menin in vivo, there can be no assurance that such inhibition will provide significant clinical benefit when evaluated in humans.

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

We are very early in our development efforts. We have only initiated one clinical trial. We have not yet successfully completed testing in human subjects, and we have not yet selected lead development candidates in our other two irreversible covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219 and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

•

our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to the ongoing COVID-19 pandemic and otherwise, including complying with new regulatory guidance or requirements on conducting clinical trials during the ongoing COVID-19 pandemic;

•	successful completion of preclinical studies;
•	receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•	successful initiation, patient enrollment in, and completion of clinical trials, which may be impacted by the ongoing COVID-19 pandemic;
•	safety, tolerability and efficacy profiles for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
•	receipt of marketing approvals for our product candidate from applicable regulatory authorities;
•

completion of any required post-marketing approval commitments to applicable regulatory authorities in order to maintain marketing authorization for any of our product candidates that receive regulatory approval;

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

We have not previously submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never be initiated or completed, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and are currently selecting lead development candidates in our other two irreversible small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We only recently initiated our first clinical trial for our lead product candidate, BMF-219, in selected liquid tumors and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing and clinical trials represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•	timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the FDA’s GLP requirements and other applicable regulations;
•	approval by an independent IRB ethics committee at each clinical site before each trial may be initiated;
•	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
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

•	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial protocols;
•	failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs, or applicable regulatory guidelines in other countries;
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

•

transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•	third parties being unwilling or unable to satisfy their contractual obligations to us.

In addition, disruptions caused by the ongoing COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials. Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products, if and when approved, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical and clinical studies will be completed on time or if our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs, and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into services agreement with any CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

The ongoing COVID-19 pandemic could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. On

March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The ongoing COVID-19 pandemic and government responses have created disruptions in global supply chains and are adversely impacting many industries.

The ongoing pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. We continue to monitor the impact of the ongoing COVID-19 pandemic closely. The extent to which the ongoing COVID-19 pandemic will impact our operations or financial results is uncertain.

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the continued spread of COVID-19, we have our administrative employees complying with state and county COVID-19 guidelines and protocols when working in our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating on a staggered schedule, which has altered our operations and processes. While the extent of the impact of the ongoing COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health emergency such as the ongoing COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays advancing our lead product candidate, BMF-219, in our ongoing and planned clinical trials;
•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
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

•	interruptions or delays to our sourced discovery and clinical activities; and
•	changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the SARS-CoV-2 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently revised, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In addition, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

The ongoing COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The trading prices for shares of other biopharmaceutical companies have been highly volatile as a result of the ongoing COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

We have not experienced delays in our discovery and development activities as a result of the ongoing COVID-19 pandemic, but may in the future if some of our CROs and other service providers are impacted. In addition, the ultimate impact of the ongoing COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and any future variants and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our preclinical studies or planned clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

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

To the extent that the ongoing COVID-19 pandemic adversely affects our business, financial condition, and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
•	delays in or temporary suspension of the enrollment of patients in our planned clinical trials due to the ongoing COVID-19 pandemic;
•	ability to obtain and maintain patient consents;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA customarily approves new therapies only for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in second or later lines of therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. There is no guarantee, however, that our product candidates, even if approved as a second or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to seeking any such approvals, we may have to conduct additional clinical trials.

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

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States developing irreversible covalent small molecule product candidates specifically targeted against menin. More broadly, we define ourselves as targeted drug developers focused on irreversible covalent small molecule therapeutics and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

In particular, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of reversible inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated preliminary Phase 1 results that support further investigation of menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594) and Janssen Pharmaceuticals (JNJ-75276617). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with genetically-defined cancers and metabolic diseases. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. If BMF-219 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of this Annual Report on Form 10-K titled “Business—Competition.”

Our irreversible covalent small molecule product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

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

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•	we may be required to create a risk evaluation and mitigation strategy (REMS), which could include a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be subject to fines, injunctions or the imposition of criminal penalties;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. See the section of this Annual Report on Form 10-K titled “Business—Coverage and Reimbursement”.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•

the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the ongoing COVID-19 pandemic or as required by clinical sites, IRBs, the FDA or other regulatory authorities;

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

As part of our business strategy, we may seek orphan drug designation (ODD) for any eligible product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity in instances of supply issues.

Even if we obtain ODD for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

A Breakthrough Therapy designation or Fast Track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive regulatory approval in the United States.

We may seek Breakthrough Therapy designation for some of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track designations for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for our current or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the ongoing COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic.

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period.

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
•

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section of this Annual Report on Form 10-K titled “Business—Healthcare Reform”.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Although physicians may prescribe products for “off-

label” uses in the exercise of their independent professional judgment, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our employees, independent contractors, consultants, principal investigators, CROs, suppliers, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, principal investigators, CROs, suppliers, and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and material adversely affect to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. See the section of this Annual Report on Form 10-K titled “Business—Other Healthcare Laws”.

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

In addition, U.S. states have begun to enact more and more comprehensive privacy, data protection, and information security laws. By way of example, California’s California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

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

In the United States, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann. We will need to hire additional personnel as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2021, we had 51 full-time employees, including 26 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Our net operating loss (NOL) carryforwards that we generate in the future may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), our federal NOLs generated in taxable years beginning after December 31, 2020 may be carried indefinitely, but such deductibility is limited to 80% of current year taxable income.

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

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place in outside the United States through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

Risks Related to Reliance on Third Parties

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

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

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

•

manufacturing processes and testing methods will need to be transferred to a new manufacturer, or develop substantially equivalent processes and testing methods for, the production of our product candidates;

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

We currently, and may in the future, depend on single-source suppliers for some of the ingredients, raw materials, components and materials used in, and development activities required to manufacture our product candidates. There are, for certain of these components, relatively few alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, ingredients, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.

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

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including post grant review (PGR), inter partes review (IPR), and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (EPO), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO, or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our technology, product candidates or products.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:

•	the timing, progress, costs and results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•	the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•	adverse results or delays in preclinical studies and clinical trials;
•

our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial, including due to the suspension of a clinical trial by the FDA or other regulatory authorities;

•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates and any future products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or our manufacturing plans;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	changes in the structure of healthcare payment systems;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including intellectual property or stockholder litigation;
•	the impact of any natural disasters or public health emergencies, such as the ongoing COVID-19 pandemic;
•	general economic, political, industry and market conditions; and
•	other events or factors, many of which are beyond our control.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the ongoing COVID-19 pandemic. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 43% of our outstanding voting stock as of December 31, 2021. In particular, Thomas Butler and Ramses Erdtmann are affiliates of Biomea Health, LLC, Point Sur Investors Fund I, LP and Point Sur Investors LLC, Sotirios Stergiopoulos is an affiliate of A2A Pharmaceuticals Inc., and Bihua Chen is an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit only the board of directors to establish the number of directors and fill vacancies on the board;
•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (poison pill);
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit cumulative voting;
•	authorize our board of directors to amend the bylaws;
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•	require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

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

As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

If our security measures are compromised, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact.

If we or third parties related to us (such as our partners, CROs, and CMOs) have experienced or in the future experience any security incidents that result in any deletion or destruction of, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, sensitive, confidential, or proprietary information (Sensitive Information), or a compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications, or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity, and financial loss. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the ongoing COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or third parties related to us may also experience security breaches that may remain undetected for an extended period. Further, we have outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may also be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 45,799 square feet of office, laboratory and manufacturing space in Redwood City and San Carlos, California under two leases which expire in December 2022 and April 2026 and one lease which is expected to expire in September 2026. We believe these facilities are sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “BMEA” since April 16, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 21, 2022, there were 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock to investors. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Unregistered Sales of Equity Securities

Since January 1, 2019, the Company has not issued any unregistered securities except as disclosed in Part II, Item 15 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on April 15, 2021.

Use of Proceeds from Registered Securities

On April 15, 2021, our registration statement on Form S-1 (File No. 333-254793), was declared effective in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

We were established in the state of Delaware in August 2017 as Biomea Fusion, LLC. In December 2020, all outstanding membership interests in Biomea Fusion, LLC were converted into equity interests in Biomea Fusion, Inc. The capitalization information included in this Annual Report on Form 10-K is consistently presented as the information of Biomea Fusion, Inc., even during the prior period when our stockholders held their equity interests in Biomea Fusion, LLC.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of irreversible covalent small molecule drugs to treat patients with genetically defined cancers and metabolic diseases. An irreversible covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional reversible drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in irreversible covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel irreversible covalent small molecule product candidates.

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent and selective irreversible covalent inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (MLL) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to begin a Phase 1 trial of BMF-219 in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of multiple myeloma (MM) and diffuse large B-Cell lymphoma (DLBCL) patients. It has been shown that menin is a key node in regulating the activity of MYC, a key oncogenic driver in many MM and DLBCL patients. Our preclinical data shows that BMF-219 can strongly down-regulate MYC gene activity and/or cell growth/viability in these tumor types. In January 2022, we announced that, subject to the submission and clearance of additional INDs, we plan to initiate clinical trials that further the development of BMF-219 in up to seven distinct cancer indications as well as in diabetes.

Beyond BMF-219, we are utilizing our novel platform to develop irreversible covalent treatments against other high-value oncogenic drivers of cancer and expect to nominate our second development candidate in the first half of 2022. Additionally, we expect to provide an update on progress for our third development candidate in 2022. Our goal is to utilize our capabilities and platform to become a leader in developing irreversible covalent small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

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

As of December 31, 2021, we had an accumulated deficit of $49.7 million. We incurred net losses of $41.6 million and $5.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We do not expect to generate revenue from product sales unless and until we obtain regulatory approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect that our expenses will continue to increase for the foreseeable future. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit additional INDs;
•	conduct preclinical studies and initiate and conduct clinical trials;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
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

We may need to raise additional capital in the future to fund our operations, including to conduct and complete clinical trials for any product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million.

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the ongoing COVID-19 pandemic on our business, operations, and product development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have not experienced delays in our discovery and development activities as a result of the ongoing COVID-19 pandemic, but may in the future as some of our CROs and other service providers continue to be impacted.

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

•	uncertainties in clinical trial design;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the number of patients that participate in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the drop-out or discontinuation rates of patients, particularly in light of the ongoing COVID-19 pandemic environment;
•	the safety and efficacy profiles of our product candidates;

•	the timing receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, if any of our product candidates;
•	significant and changing government regulation and regulatory guidance;
•

establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

•	the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly considering the ongoing COVID-19 pandemic environment; and
•	the extent to which we establish additional strategic collaborations or other arrangements.

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

Interest and Other Income (Loss), Net

Other income consists primarily of interest earned on our investments and non-cash interest income (loss) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Operating expenses:
Research and development	$27,996	$3,671	$24,325
General and administrative	13,671	1,656	12,015
Total operating expenses	41,667	5,327	36,340
Loss from operations	(41,667)	(5,327)	(36,340)
Interest and other income (loss), net	100	3	97
Net loss	$(41,567)	$(5,324)	$(36,243)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
External costs	$17,028	$2,748	$14,280
Internal costs:
Personnel-related expenses (including stock-based compensation)	7,853	636	7,217
Facilities and other allocated expenses	3,115	287	2,828
Total research and development expenses	$27,996	$3,671	$24,325

Research and development expenses were $28.0 million for the year ended December 31, 2021, compared to $3.7 million for the year ended December 31, 2020. The increase of $24.3 million was primarily due to an increase in personnel-related expenses, as well as an increase in preclinical and clinical development costs, including manufacturing and external consulting, related to our lead product candidate, BMF-219.

General and Administrative Expenses

General and administrative expenses were $13.7 million for the year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020. The increase of $12.0 million was primarily due to increased personnel-related expenses and other corporate costs to support our expanding operations, including legal and accounting, as well as additional costs we have incurred as a public company.

Interest and Other Income (Loss), Net

Interest and other income (loss), net was $0.1 million for the year ended December 31, 2021 compared to $3,000 for the year ended December 31, 2020. The increase of $0.1 million was primarily due to interest earned from higher cash and investment balances.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Operating expenses:
Research and development	$3,671	$1,092	$2,579
General and administrative	1,656	103	1,553
Total operating expenses	5,327	1,195	4,132
Loss from operations	(5,327)	(1,195)	(4,132)
Interest and other income (loss), net	3	(3)	6
Net loss	$(5,324)	$(1,198)	$(4,126)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
External costs	$2,748	$954	$1,794
Internal costs:
Personnel-related expenses (including stock-based compensation)	636	138	498
Facilities and other allocated expenses	287	—	287
Total research and development expenses	$3,671	$1,092	$2,579

Research and development expenses were $3.7 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019. The increase of $2.6 million was primarily due to an increase in preclinical development costs including manufacturing and external consulting costs related to our IND-enabling studies for BMF-219.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the year ended December 31, 2020, compared to $0.1 million for the year ended December 31, 2019. The increase of $1.6 million was primarily due to increased personnel-related expenses as a result of additional headcount in 2020 in the amount of $1.1 million and increased professional services expenses, including legal and accounting, in the amount of $0.2 million.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock from inception through December 2020. In April 2021, we completed our IPO and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Following the close of the IPO, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs, were $152.8 million.

As of December 31, 2021, we had cash, cash equivalents, restricted cash, and investments of $175.7 million. As of December 31, 2021, we had an accumulated deficit of $49.7 million. Based on our current business plan, we believe that our existing cash and cash equivalents will provide sufficient resources to meet our working capital and capital expenditure needs into 2024.

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the scope, timing, progress, duration, costs and results of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the extent to which we discover and develop additional product candidates;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of establishing sales and marketing capabilities, if any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements;
•	the timing, receipt and amount of sales from our potential products;
•	our need and ability to hire additional management, scientific and medical personnel;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company;
•	the cost associated with commercializing our product candidates, if they receive regulatory approval;
•	our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•	the impact of the ongoing COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

See the section of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(35,438)	$(4,459)	$(1,279)
Investing activities	(33,355)	(51)	—
Financing activities	153,185	65,966	1,440
Net increase in cash, cash equivalents, and restricted cash	$84,392	$61,456	$161

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.4 million for the year ended December 31, 2021. Cash used in operating activities in 2021 was mainly the result of the net loss of $41.6 million and increase in prepaid expenses and other assets of $3.7 million. This was offset by an increase in accounts payable and accrued liabilities of $2.8 million and stock-based compensation expense of $6.2 million.

Net cash used in operating activities was $4.5 million for the year ended December 31, 2020. Cash used in operating activities in 2020 was primarily due to the use of funds in our operations and the resulting net loss of $5.3 million, offset by an aggregate increase in our accounts payable and accrued liabilities balance of $1.0 million.

Net cash used in operating activities was $1.3 million for the year ended December 31, 2019. Cash used in operating activities in 2019 was primarily due to the use of funds in our operations and the resulting net loss of $1.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $33.4 million for the year ended December 31, 2021. Cash used in investing activities in 2021 was mainly related to cash investments in securities and purchases of property and equipment.

Net cash used in investing activities was $51,000 for the year ended December 31, 2020. Cash used in investing activities in 2020 was mainly related to purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $153.2 million for the year ended December 31, 2021. This was primarily related to $152.8 million of net proceeds received from the issuance of common stock from our initial public offering.

Net cash provided by financing activities was $66.0 million for the year ended December 31, 2020, which consisted of $10.2 million of net proceeds from the issuance and sale of shares of our common stock, and $55.7 million of net proceeds from the issuance and sale of shares of our convertible preferred stock.

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2019 which consisted of net proceeds from the issuance and sale of shares of our common stock.

Obligations and Commitments

	Payments Due by Period
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual Obligations
Operating lease obligations (1)	$3,409	$1,475	$1,030	$—	$5,914
Total	$3,409	$1,475	$1,030	$—	$5,914
(1)

Payments due for our lease of office, laboratory and manufacturing spaces in Redwood City and San Carlos, California. Amount above exclude future rent payment of $2.2 million for one of our leases that is expected to commence in September 2022. The payments represent gross operating lease obligations for all of our leases that have commenced.

In addition, we enter into agreements in the normal course of business with CROs, CMOs, and other vendors for the research and development services for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

We record accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing, which are significant components of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. Our contracts with the CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to directors, employees and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options and restricted share awards with service-based vesting conditions and record the expense for these awards using the straight-line method. We determine the fair value of restricted stock awards granted based on the fair value of our common stock. Forfeitures are accounted for as they occur.

We estimate the fair value of each stock option grant using the Black-Scholes option pricing model, which uses as inputs the following assumptions:

•	Fair value of common stock - See the subsection titled “Fair Value of Common Stock” below.
•

Expected term - The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.

•

Expected volatility - Because we have been privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to take this approach until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the awards.
•	Dividend yield - We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Fair Value of Common Stock

Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our IPO, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock.

Since the completion of our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Leases

During 2020, we elected to early adopt Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption. We recorded right-of-use assets and lease liabilities of $0.3 million upon adoption.

Under ASC 842, we determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, our lease population consisted of real estate operating leases. As of the date of adoption of ASC 842, we did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in our balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheet. For more information about the impact of adoption and disclosures on our leases, refer to “Note 8 – Commitments and Contingencies” in our notes to financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2021. We held $175.7 million cash, cash equivalents, restricted cash, and investments as of December 31, 2021. Cash equivalents and investments consisted of money market funds, commercial paper, and corporate debt. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of December 31, 2021. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Biomea Fusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biomea Fusion, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 28, 2022

We have served as the Company's auditor since 2020.

Biomea Fusion, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$145,736	$61,695
Short-term investments	27,780	—
Prepaid expenses and other current assets	3,045	528
Total current assets	176,561	62,223
Property and equipment, net	2,965	81
Restricted cash	351	—
Other assets	1,230	12
Long-term investments	1,876	—
Operating lease right-of-use assets	2,722	210
Total assets	$185,705	$62,526
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$1,329	$727
Accrued expenses and other current liabilities	2,743	633
Loan payable	—	36
Short-term operating lease liabilities	565	223
Total current liabilities	4,637	1,619
Long-term operating lease liabilities	2,285	—
Total liabilities	6,922	1,619
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value; 0 and 7,064,925 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 7,064,925 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $56,000 as of December 31, 2021 and December 31, 2020, respectively	—	55,738
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 and 25,300,080 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 29,115,421 and 11,953,107 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	1
Additional paid-in capital	228,532	13,343
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(49,742)	(8,175)
Total stockholders' equity	178,783	5,169
Total liabilities, convertible preferred stock, and stockholders' equity	$185,705	$62,526

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$27,996	$3,671	$1,092
General and administrative	13,671	1,656	103
Total operating expenses	41,667	5,327	1,195
Loss from operations	(41,667)	(5,327)	(1,195)
Interest and other income (loss), net	100	3	(3)
Net loss	$(41,567)	$(5,324)	$(1,198)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(10)	—	—
Comprehensive loss	$(41,577)	$(5,324)	$(1,198)
Net loss per share, basic and diluted	$(1.74)	$(0.51)	$(0.20)
Weighted-average number of shares outstanding, basic and diluted	23,858,552	10,532,942	6,051,712

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	4,274,734	$—	$1,390	$—	$(1,653)	$(263)
Issuance of common stock	—	—	4,428,500	1	1,439	—	—	1,440
Net loss	—	—	—	—	—	—	(1,198)	(1,198)
Balance at December 31, 2019	—	—	8,703,234	1	2,829	—	(2,851)	(21)
Issuance of Series A convertible preferred stock, net of issuance costs of $261	7,064,925	55,738	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $68	—	—	3,175,279	—	10,192	—	—	10,192
Issuance of restricted stock	—	—	74,594	—	—	—	—	—
Stock-based compensation	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	(5,324)	(5,324)
Balance at December 31, 2020	7,064,925	55,738	11,953,107	1	13,343	—	(8,175)	5,169
Series A convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $2,557	—	—	9,823,532	1	152,753	—	—	152,754
Conversion of Series A convertible preferred stock into common stock	(7,064,925)	(55,735)	7,064,925	1	55,734	—	—	55,735
Issuance of restricted stock	—	—	204,187	—	—	—	—	—
Exercise of stock options	—	—	48,663	—	254	—	—	254
Purchases under employee stock purchase plan	—	—	21,007	—	214	—	—	214
Stock-based compensation	—	—	—	—	6,234	—	—	6,234
Unrealized gain (loss) on investments	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(41,567)	(41,567)
Balance at December 31, 2021	—	$—	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(41,567)	$(5,324)	$(1,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	249	8	—
Non-cash operating lease expense	704	124	—
Stock-based compensation expense	6,234	322	—
Net amortization of premiums and accretion of discounts on investments	516	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,517)	(472)	7
Other assets	(1,218)	(12)	—
Accounts payable	640	418	(98)
Accrued expenses and other current liabilities	2,110	588	10
Operating lease liabilities	(589)	(111)	—
Net cash used in operating activities	(35,438)	(4,459)	(1,279)
Cash flows from investing activities
Purchase of property and equipment	(3,171)	(51)	—
Purchase of investments	(38,492)	—	—
Maturities of investments	8,308	—	—
Net cash used in investing activities	(33,355)	(51)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	10,192	1,440
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	55,738	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	152,753	—	—
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	468	—	—
Proceeds (payment) from Paycheck Protection Program loan	(36)	36	—
Net cash provided by financing activities	153,185	65,966	1,440
Net increase in cash, cash equivalents, and restricted cash	84,392	61,456	161
Cash, cash equivalents, and restricted cash at the beginning of the period	61,695	239	78
Cash, cash equivalents, and restricted cash at the end of the period	$146,087	$61,695	$239
Non-cash financing and investing activities:
Conversion of Series A convertible preferred stock into common stock	$55,735	$—	$—
Acquisition of operating lease right-of-use assets	$3,216	$334	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$38	$—
Unpaid deferred offering costs	$—	$29	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	145,736	61,695	239
Restricted cash	351	—	—
Total cash, cash equivalents, and restricted cash	$146,087	$61,695	$239

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Notes to Financial Statements

Note 1. Organization

Organization

Biomea Fusion, Inc., (the Company), was established in the state of Delaware in August 2017 as Biomea Fusion, LLC. In December 2020, all outstanding membership interests in Biomea Fusion, LLC were converted into equity interests in the Company. The capitalization information included in these financial statements is consistently presented as if it is that of Biomea Fusion, Inc., even during the prior period when investors held their equity interests in Biomea Fusion, LLC.

The Company is a biopharmaceutical company focused on the discovery and development of irreversible covalent small molecule therapeutics to treat patients with genetically defined cancers and metabolic diseases. Since its inception in 2017, the Company has built its proprietary FUSION System to design and develop a pipeline of novel irreversible therapies.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Forward Stock Split

In April 2021, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a split of shares of the Company’s outstanding capital at a ratio of 8.84-for-1 (the Forward Stock Split) effective as of April 12, 2021. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the Forward Stock Split. All references to common stock, options to purchase common stock, convertible preferred stock, share data, per share data and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Forward Stock Split for all periods presented.

Initial Public Offering

On April 16, 2021, the Company’s registration statement on Form S-1 (File No. 333-254793) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on April 20, 2021 at which time the Company issued an aggregate of 9,000,000 shares of its common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,064,925 shares of common stock. In connection with the completion of its IPO, on April 20, 2021, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs, were $152.8 million.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $49.7 million at December 31, 2021. As of December 31, 2021, the Company had cash, cash equivalents, restricted cash, and investments of $175.7 million. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to clinical and preclinical accruals, accrued research and development expenses, fair value of common stock, stock-based compensation and operating lease right-of-use (ROU) assets and liabilities. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing clinical product candidates for the treatment of cancer patients. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes, commercial paper, and asset backed securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and are stated at fair value. Restricted cash consisted of two stand-by letters of credit issued to the Company’s landlord in connection with one of the Company’s leases.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset backed securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income (loss), net.

Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in interest and other income (loss), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in interest and other income (loss), net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

Property and Equipment, Net

Property and equipment are recorded at cost net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

Laboratory equipment	5 years
Computers	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is recorded to the statements of operations. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ deficit on the balance sheets because the shares contain liquidation features that are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

Research and Development Expenses

The Company expenses research and developments costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs), for animal studies and other costs related to preclinical and clinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; and (vi) depreciation of equipment and facilities expenses.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the

Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through December 31, 2021, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees, non-employees and directors using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. The fair value of restricted stock awards is based on grant-date fair value. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Leases

On January 1, 2020, the Company elected to early adopt Accounting Standard Update (ASU) No. 2016-02, Leases (ASC 842) and its associated amendments using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to accumulated deficit upon adoption. The Company recorded right-of-use assets and lease liabilities of $0.3 million upon adoption.

Under ASC 842, the Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, the Company's lease population consisted of real estate. As of the date of adoption of ASC 842, the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s balance sheet. For more information about the impact of adoption and disclosures on the Company’s leases, refer to “Note 8 – Commitments and Contingencies.”

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the equity financing. There were zero and $29,000 of deferred offering costs recorded on the balance sheet as of December 31, 2021 and December 31, 2020, respectively.

Recent Accounting Pronouncements

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts the Company from having to provide an auditor attestation of internal controls over financial reporting under Sarbanes-Oxley Act Section 404(b). The Company will remain an EGC until the earliest of (i) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of its IPO, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (SEC), which generally is when it has more than $700 million in market value of its stock held by non-affiliates, has been a public company for at least 12 months and has filed one annual report on Form 10-K.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and does not expect the adoption to have a material impact on its financial statements.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2021, there were no financial instruments classified as Level 3.

As of December 31, 2021, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$112,193	$—	$—	$112,193
Financial assets included within short-term investments:
Corporate notes	Level 2	19,258	1	(6)	19,253
Commercial paper	Level 2	4,499	—	—	4,499
Asset backed securities	Level 2	4,029	—	(1)	4,028
Financial assets included within long-term investments:
Corporate notes	Level 2	1,185	—	(4)	1,181
Asset backed securities	Level 2	695	—		695
Total		$141,859	$1	$(11)	$141,849

The Company did not have any investments as of December 31, 2020.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$124	$—
Furniture and fixtures	315	7
Laboratory equipment	1,874	—
Leasehold improvements	828	24
Construction in progress	81	58
Total property and equipment, gross	3,222	89
Less: accumulated depreciation	(257)	(8)
Total property and equipment, net	$2,965	$81

Depreciation expense was approximately $0.2 million, $8,000 and zero for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Expenses and Other Current Labilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development materials and services	$1,674	$519
Accrued professional services	170	67
Accrued personnel expenses	419	47
Other	480	—
Total accrued expenses and other current liabilities	$2,743	$633

Note 5. Capital Structure

Common Stock

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

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2021 and December 31, 2020, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2021	2020
Stock options, issued and outstanding	4,254,504	—
Stock options, authorized for future issuance	1,134,944	4,327,799
Employee stock purchase plan, available for future issuance	284,993	—
Restricted stock, issued and outstanding	493,914	749,835
Total	6,168,355	5,077,634

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

As of December 31, 2020, the holders of the convertible preferred stock had the following rights and preferences:

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

Dividends

Each holder is entitled to dividends per share, if and when declared by the board of directors. Dividends are to be paid in advance of any distributions to common stockholders. No dividends have been declared as of December 31, 2020.

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

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 7,064,925 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of December 31, 2021.

Note 6. Stock-Based Compensation

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

2021 Equity Incentive Plan

In April 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The exercise price of options granted under the 2021 Plan must at least be equal to the fair market value of the Company’s common stock on the date of grant. With respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Employee stock options generally vest 1/16th quarterly over four years subject to continued service to the Company.

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2021, 1,134,944 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 1,480,466 shares pursuant to the evergreen provision of the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2021, 284,993 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2022, the number of shares of common stock available under the ESPP increased by 296,093 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,637	$89	$—
General and administrative	3,597	233	—
Total stock-based compensation expense	$6,234	$322	$—

Stock Options

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	—	$—	—	$—
Granted	4,457,606	9.80
Exercised	(48,663)	5.22
Cancelled	(154,439)	8.76
Balance as of December 31, 2021	4,254,504	$9.89	9.4	$1,868
Options exercisable as of December 31, 2021	636,356	$8.98	8.8	$573

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	6.0	—	—
Expected volatility	91.0%	—	—
Risk-free interest rate	1.1%	—	—
Dividend yield	—	—	—
Weighted average fair value of options granted	$7.28	$—	$—

As of December 31, 2021, there was $26.4 million of total unrecognized compensation cost related to stock options under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.3 years. The aggregate intrinsic value of options exercised for the years ended December 31, 2021 and December 31, 2020 was $0.5 million and zero, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

Restricted Stock

The Company granted 824,429 restricted stock awards to employees and non-employees during the fourth quarter of 2020 that vest quarterly over four years. Restricted stock awards are share awards that entitle the holder to receive freely tradeable shares of the Company’s common stock. The underlying shares are outstanding as of the issuance date. Any unvested shares are subject to forfeiture in the case that the grantee’s service terminates prior to vesting of the restricted stock. As of December 31, 2020, a total of 749,835 restricted common stock shares remained unvested subject to repurchase. As of December 31, 2021, a total of 493,914 restricted common shares remained unvested subject to repurchase. There were no restricted shares issued during the year ended December 31, 2021.

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2020	749,835	$4.02
Granted	—	—
Released	(204,187)	4.02
Forfeited	(51,734)	4.02
Balance, December 31, 2021	493,914	$4.02

Note 7. Taxes

Biomea Fusion is subject to U.S. federal and state income taxes as a corporation. Prior to the tax-free reorganization in December 2020, Biomea Fusion, LLC was treated as a pass-through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income, was passed through to its unitholders.

There was zero income tax expense for the years ended December 31, 2021 and 2020. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income tax rate	0.5%	1.1%
Tax credits	0.2%	—
Stock-based compensation	(1.5)%	—
Amortization	2.6%	—
LLC loss prior to C-Corp conversion	—	(17.7)%
Change in valuation allowance	(22.7)%	(4.3)%
Other	(0.1)%	(0.1)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$7,689	$286
Accrued liabilities and reserves	65	11
Stock-based compensation	675	—
Intangible assets	1,044	1
Operating lease liabilities	599	62
Research and development credits	278	—
Property and equipment	—	2
Gross deferred tax assets	10,350	362
Valuation allowance	(9,730)	(303)
Total deferred tax assets	620	59
Deferred tax liabilities:
Property and equipment	(48)	—
Operating lease right-of-use assets	(572)	(59)
Total deferred tax liabilities	(620)	(59)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company’s valuation allowance increased by $9.4 million during the year ended December 31, 2021, primarily because of an increase to the Company's net operating losses, credits and intangible deferred tax assets. The Company’s valuation allowance increased by $0.3 million during the year ended December 31, 2020, primarily because of an increase to the Company's net operating loss deferred tax assets.

At December 31, 2021, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and California income tax purposes of approximately $36.3 million and $1.0 million, respectively. The federal net operating loss carryforwards at December 31, 2021 can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The California net operating loss carryforward begins expiring in 2040.

At December 31, 2021, the Company also had federal and California research and development tax credit carryforwards of $0.1 million and $0.3 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2040, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has performed a Section 382 study and has concluded that ownership changes through December 31, 2021 will not result in federal and California NOL carryforwards and tax credit carryforwards expiring before being applied to reduce future income tax liabilities.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year ended December 31,
	2021	2020
Beginning balance	$—	$—
Increases for tax provisions related to prior year	1	—
Increases for tax provisions related to current year	111	—
Ending balance	$112	$—

The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. Interest and penalties were zero. The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months.

The Company files federal and state income tax returns. All periods since inception are subject to examination by federal and state authorities, where applicable. There are currently no pending income tax examinations.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In November 2021, the Company entered into a four-year lease for additional lab space located in San Carlos, California which is expected to commence in September 2022. Total future rent payments under the agreement amount to approximately $2.2 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of December 31, 2021 for this lease as the Company did not control the underlying assets at any time during the year ended December 31, 2021.

In September 2021, the Company entered into a sub-lease agreement for additional office space in Redwood City, California, which commenced in January 2022 and expires in December 2022. In connection with the sub-lease, the Company made a security deposit of $1.1 million which is included in prepaid expenses and other current assets on the balance sheet at December 31, 2021. This lease is treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of-use asset and liability.

In March 2021, the Company entered into a five-year lease for new lab space located in San Carlos, California, which commenced on May 1, 2021 and expires in April 2026. The lease was accounted for under ASC 842. Upon initiation, the Company recognized a right-of-use asset and liability of $3.2 million, discounted at 5.4%, the Company’s estimated incremental borrowing rate over the five-year expected remaining term.

In February 2021, the Company entered into an eight-month sublease agreement for additional office space located in Redwood City, California. In September 2021, the Company renewed the lease agreement on a month-to-month basis and the lease ended in January 2022. This lease was treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of -use asset and liability.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020 was $0.3 million and zero, respectively.

Lease expense was $1.3 million, $0.2 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2022	$705
2023	727
2024	748
2025	771
2026	259
Thereafter	—
Total undiscounted lease payments	3,210
Less: Present value adjustments	(360)
Total operating lease liabilities	$2,850
Short-term operating lease liabilities	565
Long-term operating lease liabilities	2,285
Total operating lease liabilities	$2,850

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material.

The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(41,567)	$(5,324)	$(1,198)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	23,858,552	10,532,942	6,051,712
Net loss per share, basic and diluted	$(1.74)	$(0.51)	$(0.20)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2021	2020	2019
Series A convertible preferred stock	—	7,064,925	—
Stock options, issued and outstanding	4,254,504	—	—
Estimated shares issuable under the employee stock purchase plan	6,542	—	—
Restricted stock, issued and outstanding	493,914	749,835	—
Total	4,754,960	7,814,760	—

Note 10. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$3,798	$5,224	$7,886	$11,088
General and administrative	2,059	3,211	4,752	3,649
Total operating expenses	5,857	8,435	12,638	14,737
Loss from operations	(5,857)	(8,435)	(12,638)	(14,737)
Interest and other income (loss), net	5	36	32	27
Net loss	$(5,852)	$(8,399)	$(12,606)	$(14,710)
Net loss per share, basic and diluted	$(0.49)	$(0.33)	$(0.43)	$(0.51)
Weighted-average number of shares outstanding, basic and diluted	11,964,205	25,161,038	29,001,213	29,061,076

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$334	$216	$789	$2,332
General and administrative	64	79	346	1,167
Total operating expenses	398	295	1,135	3,499
Loss from operations	(398)	(295)	(1,135)	(3,499)
Interest and other income (loss), net	—	2	—	1
Net loss	$(398)	$(293)	$(1,135)	$(3,498)
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.29)
Weighted-average number of shares outstanding, basic and diluted	8,758,995	9,746,868	11,724,100	11,871,494

Note 11. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period for newly public companies under the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, we began using a new enterprise resource planning (ERP) system for financial reporting. As a result, we updated our internal controls to accommodate changes to our business processes and accounting procedures. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, or persons performing similar functions. A current copy of the code is posted on the Governance section of our website, which is located at investors.biomeafusion.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial and accounting officer, principal accounting officer, or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)List the following documents filed as a part of the report:

1.	Financial Statements

The financial statements filed as part of this Annual Report on Form 10‑K are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10‑K.

2.	Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

3.	Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Secondary Sublease, dated August 18, 2020, by and between the Registrant and Interactive Memories, Inc. d/b/a Mixbook	S-1/A	4/12/2021	10.2

10.2(a)#	2020 Equity Incentive Plan	S-1	3/26/2021	10.3(a)

10.2(b)#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	S-1	3/26/2021	10.3(b)

10.3(a)#	2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(d)

10.4#	Employee Stock Purchase Plan	S-1/A	4/12/2021	10.5

10.5#	Employment Offer Letter Agreement by and between the Registrant and Thomas Butler	S-1	3/26/2021	10.6

10.6#	Employment Offer Letter Agreement by and between the Registrant and Ramses Erdtmann	S-1	3/26/2021	10.7

10.7#	Transition and Separation Agreement by and between the Registrant and Sunny Lee Ryan	10-Q	8/11/2021	10.1

10.8#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle	10-Q	8/11/2021	10.2

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant o 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates a management compensation plan, contract or arrangement
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of

1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomea Fusion, Inc.

Date: February 28, 2022	By:	/s/ Thomas Butler
Chief Executive Officer
(Principal Executive Officer)
Date: February 28, 2022	By:	/s/ Franco Valle
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Butler and Franco Valle and each of them as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Butler	Chief Executive Officer and Director (Principal Executive Officer	February 28, 2022
Thomas Butler

/s/ Franco Valle	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Franco Valle

/s/ Eric Aguiar, M.D.	Director	February 28, 2022
Eric Aguiar, M.D.

/s/ Bihua Chen	Director	February 28, 2022
Bihua Chen

/s/ Rainer Erdtmann	Director	February 28, 2022
Rainer Erdtmann

/s/ Michael J. M. Hitchcock, Ph.D.	Director	February 28, 2022
Michael J. M. Hitchcock, Ph.D.

/s/ Sumita Ray, J.D.	Director	February 28, 2022
Sumita Ray, J.D.

/s/ Sotirios Stergiopoulos, M.D.	Director	February 28, 2022
Sotirios Stergiopoulos, M.D.