Form 10-Q
period 2022-03-31
Biomea Fusion, Inc.
filed 2022-05-16
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 29,168,681 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the beneficial characteristics, safety, efficacy and therapeutic effects of BMF-219 and any other product candidates that we may identify and pursue;
•
the timing, progress and focus of our ongoing and future clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 (COVALENT 101) and the reporting of data from those trials;
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
•
our estimates of the patient populations addressable by BMF-219, if approved, and the number of participants that will enroll in our ongoing and planned clinical trials;
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

Biomea Fusion, Inc., the Biomea logo and our other registered or common law trademarks, trade names or service marks appearing in this Quarterly Report on Form 10-Q are owned by us. This Quarterly Report on Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Summary Risk Factors

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in these summary risk factors, and other risks that we face, can be found under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

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
•
Our discovery and preclinical development is focused on the development of novel covalent small-molecule therapies to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$156,215	$145,736
Short-term investments	8,591	27,780
Prepaid expenses and other current assets	2,217	3,045
Total current assets	167,023	176,561
Long-term investments	415	1,876
Property and equipment, net	2,894	2,965
Operating lease right-of-use assets	2,582	2,722
Restricted cash	351	351
Other assets	1,599	1,230
Total assets	$174,864	$185,705
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,524	$1,329
Accrued expenses and other current liabilities	4,860	2,743
Short-term operating lease liabilities	578	565
Total current liabilities	7,962	4,637
Long-term operating lease liabilities	2,137	2,285
Total liabilities	10,099	6,922
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 29,168,681 and 29,115,421 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	230,893	228,532
Accumulated other comprehensive income	(23)	(10)
Accumulated deficit	(66,108)	(49,742)
Total stockholders' equity	164,765	178,783
Total liabilities and stockholders' equity	$174,864	$185,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$11,350	$3,798
General and administrative	5,050	2,059
Total operating expenses	16,400	5,857
Loss from operations	(16,400)	(5,857)
Interest and other income (expense), net	34	5
Net loss	$(16,366)	$(5,852)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(13)	(15)
Comprehensive loss	$(16,379)	$(5,867)
Net loss per common share, basic and diluted	$(0.56)	$(0.49)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,126,088	11,964,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	—	—	6,044	—	31	—	—	31
Issuance of restricted stock	—	—	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,330	—	—	2,330
Unrealized loss on investments	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	—	—	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	7,064,925	$55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A financing costs	—	(3)	—	—	—	—	—	—
Issuance of restricted stock	—	—	51,526	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	919	—	—	919
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,852)	(5,852)
Balance at March 31, 2021	7,064,925	55,735	12,004,633	$1	$14,262	$(15)	$(14,027)	$221

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(16,366)	$(5,852)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	166	11
Non-cash operating lease expense	140	81
Stock-based compensation expense	2,330	919
Net amortization of premiums and accretion of discounts on investments	100	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	828	(292)
Other assets	(369)	12
Accounts payable	1,195	41
Accrued expenses and other current liabilities	2,117	1,091
Operating lease liabilities	(135)	(86)
Net cash used in operating activities	(9,994)	(4,075)
Investing Activities
Purchase of property and equipment	(95)	(67)
Purchase of investments	—	(38,443)
Maturities of investments	20,537	—
Net cash provided by (used in) investing activities	20,442	(38,510)
Financing Activities
Series A financing costs incurred	—	(3)
Proceeds from stock option exercise	31	—
Net cash provided by financing activities	31	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,479	(42,588)
Cash, cash equivalents, and restricted cash at the beginning of the period	146,087	61,695
Cash, cash equivalents, and restricted cash at the end of the period	$156,566	$19,107

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$29
Unpaid deferred offering costs	—	1,226

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$156,215	$18,891
Restricted cash	351	216
Total cash and cash equivalents and restricted cash	$156,566	$19,107

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with genetically defined cancers and metabolic disease. Since its inception in 2017, the Company has built its proprietary FUSION System platform to design and develop a pipeline of novel covalent therapies.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $66.1 million at March 31, 2022. As of March 31, 2022, the Company had cash, cash equivalents, restricted cash, and investments of $165.6 million. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing covalent small molecule drugs to treat patients with genetically defined cancers and metabolic diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and assets backed securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded in the balance sheet. The Company's investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships, dependence on key individuals or sole source suppliers and changes in the Company's operating expenses as a result of these uncertainties and other factors, such as inflation. The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist of amounts invested in money market accounts and are stated at fair value. Restricted cash consists of two stand-by letters of credit issued to the Company’s landlord in connection with two of the Company’s leases.

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and assets backed securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense), net. The Company classifies its investments as short or long term primarily based on the remaining contractual maturity of the securities.

Property and Equipment, Net

Property and equipment are recorded at cost net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

Computers	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is recorded to the statements of operations. Repairs and maintenance are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2022, the Company's lease population consisted of real estate and the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, short-term operating lease liabilities and long-term operating lease liabilities on the Company’s condensed balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and nonlease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s condensed balance sheet.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three months ended March 31, 2022 and 2021.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at fair value on the dates of issuances, net of issuance costs. The Company classifies convertible preferred stock outside of stockholders’ equity because the shares contain liquidation features that are not solely within the Company’s control. The Company analyzed all embedded derivatives and beneficial conversion features for its convertible preferred stock and concluded that none requires bifurcation. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

Research and Development Expenses

The Company expenses research and development costs as they are incurred. Research and development expenses consist primarily of: (i) personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in the Company’s research and development functions; (ii) fees paid to third parties such as contractors, consultants and contract research organizations (CROs), for animal studies and other costs related to preclinical and clinical testing; (iii) costs related to acquiring and manufacturing research and clinical trial materials, including under agreements with third parties such as contract manufacturing organizations (CMOs), and other vendors; (iv) costs related to the preparation of regulatory submissions; (v) expenses related to laboratory supplies and services; and (vi) depreciation of equipment and facilities expenses.

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through March 31, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees, non-employees and directors using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. The fair value of restricted stock awards is based on the Company's stock price on the date of grant. The fair value of each purchase under the employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

Recent Accounting Pronouncements - Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2022 on a prospective basis and there was no impact on the Company’s financial statements and disclosures as a result of this adoption.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2023. The Company is currently assessing the impact of this standard on its financial statements and related disclosures.

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

Financial instruments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2021 and March 31, 2022, there were no financial instruments classified as Level 3.

As of March 31, 2022, investments measured and recognized at fair value are as follows (in thousands):

		March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents
Money market funds	Level 1	$127,990	$—	$—	$127,990
Financial assets included in short-term investments:
Corporate notes	Level 2	7,112	—	(22)	7,090
Asset backed securities	Level 2	1,501	—	—	1,501
Financial assets included in long-term investments:
Asset backed securities	Level 2	416	—	(1)	415
Total		$137,019	$—	$(23)	$136,996

As of December 31, 2021, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$112,193	$—	$—	$112,193
Financial assets included within short-term investments:
Corporate notes	Level 2	19,258	1	(6)	19,253
Commercial paper	Level 2	4,499	—	—	4,499
Asset backed securities	Level 2	4,029	—	(1)	4,028
Financial assets included within long-term investments:
Corporate notes	Level 2	1,185	—	(4)	1,181
Asset backed securities	Level 2	695	—	—	695
Total		$141,859	$1	$(11)	$141,849

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment	$130	$124
Furniture and fixtures	325	315
Laboratory equipment	1,927	1,874
Leasehold improvements	795	828
Construction in progress	108	81
Total property and equipment, gross	3,285	3,222
Less: accumulated depreciation	(391)	(257)
Total property and equipment, net	$2,894	$2,965

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $11,000, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development materials and services	$2,944	$1,674
Accrued professional services	222	170
Accrued personnel expenses	1,220	419
Other	474	480
Total accrued expenses and other current liabilities	$4,860	$2,743

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In November 2021, the Company entered into a four-year lease for additional lab space located in San Carlos, California which is expected to commence in September 2022. Total future rent payments under the agreement amount to approximately $2.2 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of March 31, 2022 for this lease as the Company did not control the underlying assets at any time as of March 31, 2022.

In September 2021, the Company entered into a sub-lease agreement for additional office space in Redwood City, California, which commenced in January 2022 and expires in December 2022. In connection with the sub-lease, the Company made a security deposit of $1.1 million which is included in prepaid expenses and other current assets on the balance sheet at March 31, 2022. This lease is treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of-use asset and liability.

In March 2021, the Company entered into a five-year lease for new lab space located in San Carlos, California, which commenced on May 1, 2021 and expires in April 2026. The lease was accounted for as an operating lease under ASC 842. Upon initiation, the Company recognized a right-of-use asset and liability of $3.2 million, discounted at 5.4%, the Company’s estimated incremental borrowing rate over the five-year expected remaining term.

In February 2021, the Company entered into an eight-month sub-lease agreement for additional office space located in Redwood City, California. In September 2021, the Company renewed the lease agreement on a month-to-month basis and the lease ended in January 2022. This lease was treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of-use asset and liability.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021 was $0.2 million and zero, respectively.

Operating lease expense for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.1 million, respectively.

As of March 31, 2022, the weighted-average remaining lease term is 4.1 years and the weighted-average discount rate is 5.4%.

The undiscounted future non-cancellable lease payments under the Company's lease agreements as of March 31, 2022 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2022 (remaining nine months)	$533
2023	727
2024	748
2025	771
2026	259
Total undiscounted lease payments	3,038
Less: Present value adjustments	(323)
Total operating lease liabilities	$2,715
Short-term operating lease liabilities	578
Long-term operating lease liabilities	2,137
Total operating lease liabilities	$2,715

Note 6. Capital Structure

Common Stock

In December 2020, all of the outstanding membership interests in Biomea Fusion LLC were exchanged for equity interests in Biomea Fusion, Inc. in a statutory conversion under Delaware law. All of the share information referenced throughout the financial statements and notes to the financial statements have been retroactively adjusted to reflect the change in capital structure.

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2022	2021
Stock options, issued and outstanding	4,592,418	4,254,504
Stock options, authorized for future issuance	2,271,452	1,134,944
Employee stock purchase plan, available for future issuance	581,086	284,993
Restricted stock, issued and outstanding	446,698	493,914
Total	7,891,654	6,168,355

Note 7. Stock-Based Compensation

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 1,480,466 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2022, 2,271,452 shares of common stock remained available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the ESPP increased by 296,093 shares pursuant to the evergreen provision of the ESPP. As of March 31, 2022, 581,086 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,012	$313
General and administrative	1,318	606
Total stock-based compensation expense	$2,330	$919

As of March 31, 2022, there was $27.1 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.2 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2022	2021
Expected term in years	6.0	6.0
Expected volatility	91%	91%
Risk-free interest rate	2.1%	0.8%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$4.91	$4.79

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2021	4,254,504	$9.89	9.4
Granted	465,461	6.54
Exercised	(6,044)	5.14
Cancelled	(121,503)	17.00
Balance, March 31, 2022	4,592,418	9.37	9.2
Exercisable, March 31, 2022	906,934	9.09	8.8

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	493,914	$4.02
Granted	—	—
Released	(47,216)	4.02
Forfeited	—	—
Balance, March 31, 2022	446,698	$4.02

Note 8. Commitments and Contingencies

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(16,366)	$(5,852)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,126,088	11,964,205
Net loss per share, basic and diluted	$(0.56)	$(0.49)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Stock options, issued and outstanding	4,592,418	—
Series A convertible preferred stock	—	7,064,925
Estimated shares issuable under the employee stock purchase plan	25,509	—
Restricted stock, issued and outstanding	446,698	698,309
Total	5,064,625	7,763,234

Note 10. Subsequent Events

None.

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

We were established in the state of Delaware in August 2017 as Biomea Fusion, LLC. In December 2020, all outstanding membership interests in Biomea Fusion, LLC were converted into equity interests in Biomea Fusion, Inc. The capitalization information included in this Quarterly Report on Form 10-Q is consistently presented as the information of Biomea Fusion, Inc., even during the prior period when our stockholders held their equity interests in Biomea Fusion, LLC.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of covalent small molecule drugs to treat patients with genetically defined cancers and metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates.

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent and selective covalent inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (MLL) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to begin a Phase 1 trial of BMF-219 (COVALENT-101) in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA (Mixed Lineage Leukemia/Lysine Methyl Transferase) gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of multiple myeloma (MM) and diffuse large B-Cell lymphoma (DLBCL) patients. In January 2022, we announced the dosing of the first patient in COVALENT-101. It has been shown that menin is a key node in regulating the activity of MYC, a key oncogenic driver in many MM and DLBCL patients. Our preclinical data shows that BMF-219 can strongly down-regulate MYC gene activity and/or cell growth/viability in these tumor types. In January 2022, we announced our clinical development plans to initiate additional clinical studies of BMF-219 within the following solid tumors — non-small cell lung cancer (NSCLC), pancreatic ductal adenocarcinoma (PDAC), and colorectal cancer (CRC) in the fourth quarter of 2022. In addition, subject to the submission and clearance of an IND, we plan to initiate a Phase 1/2 clinical trial of BMF-219 in diabetes within the second half of 2022.

Beyond BMF-219, we are utilizing our novel platform to develop covalent treatments against other high-value oncogenic drivers of cancer and expect to nominate our second development candidate in the first half of 2022. Additionally, we expect to provide an update on progress for our third development candidate in 2022. Our goal is to utilize our capabilities and platform to become a leader in developing covalent small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

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

As of March 31, 2022, we had an accumulated deficit of $66.1 million . We incurred net losses of $16.4 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of BMF-219 and initiate and conduct additional clinical trials;
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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219, as well as of any future clinical trials of our product candidates, and other research and development activities we may conduct;
•
uncertainties in clinical trial design and the interpretation of clinical trial data;
•
per patient trial costs;
•
the duration, scope and number of trials required for approval;
•
the number of sites included in the trials;
•
the number of patients that participate in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the drop-out or discontinuation rates of patients, particularly in light of the ongoing COVID-19 pandemic environment;
•
the safety and efficacy profiles of our product candidates;
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of any of our product candidates;
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

Interest and Other Income (Expense), Net

Other income consists primarily of interest earned on our investments and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change
Operating expenses:
Research and development	$11,350	$3,798	$7,552
General and administrative	5,050	2,059	2,991
Total operating expenses	16,400	5,857	10,543
Loss from operations	(16,400)	(5,857)	(10,543)
Interest and other income (expense), net	34	5	29
Net loss	$(16,366)	$(5,852)	$(10,514)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change
External costs	$6,193	$2,568	$3,625
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,817	827	2,990
Facilities and other allocated expenses	1,340	403	937
Total research and development expenses	$11,350	$3,798	$7,552

Research and development expenses increased by $7.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by advancement of our product candidates, which consisted of preclinical, clinical and manufacturing expense incurred in the development of our lead product candidate, BMF-219, for which we announced the dosing of the first patient in our Phase 1 clinical trial in January 2022. Personnel-related expenses, including stock-based compensation, increased by $3.0 million due to an increase in headcount. Depreciation and facilities increased by $0.9 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increased personnel-related expenses (including stock-based compensation) of $1.8 million due to an increase in headcount. Administrative expenses increased by $0.5 million primarily due to an increase in directors’ and officers’ liability insurance. Professional services increased by $0.4 million due to legal, accounting, consulting and other services incurred as a public company.

Liquidity and Capital Resources

Liquidity

We funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock and the issuance of unsecured promissory notes from inception through December 2020. In April 2021, we completed our IPO and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Following the initial closing of the IPO, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs, were $152.8 million.

As of March 31, 2022, we had cash, cash equivalents, restricted cash, and investments of $165.6 million. As of March 31, 2022, we had an accumulated deficit of $66.1 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, preclinical development activities, and laboratory testing for our product candidates;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(9,994)	$(4,075)
Investing activities	20,442	(38,510)
Financing activities	31	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,479	(42,588)

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.0 million during the three months ended March 31, 2022 and consisted of a net loss of $16.4 million, offset by an increase in net assets of $3.6 million and non-cash adjustments of $2.7 million. The increase in net assets consisted primarily of an increase in accounts payable and accrued liabilities of $3.3 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $2.3 million.

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2021. Cash used in operating activities in 2021 was primarily due to the use of funds in our operations and the resulting net loss of $5.9 million offset by an increase in accrued liabilities of $1.1 million and stock-based compensation expense of $0.9 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2022 and was primarily related to maturities of investments.

Net cash used in investing activities was $38.5 million for the three months ended March 31, 2021 and was primarily related to purchases of investments.

Net Cash Provided by Financing Activities

Net cash provided by and used in financing activities was insignificant for the three months ended March 31, 2022 and 2021.

Contractual Obligations

As of March 31, 2022, there have been no material changes from the contractual obligations and commitments as of December 31, 2021 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended March 31, 2022. We held $165.6 million in cash, cash equivalents, restricted cash, and investments as of March 31, 2022. Cash equivalents and investments consisted of money market funds, commercial paper, and corporate debt. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of March 31, 2022. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. In January 2022, we announced the dosing of the first patient in a Phase 1 clinical trial of our lead product candidate, BMF-219, in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates and have only recently initiated our first clinical trial. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $16.4 million and $5.9 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $66.1 million . Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
conduct preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of BMF-219;
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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with genetically defined cancers and metabolic diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, BMF-219, as well as developing our other and any future product candidates.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for our product candidates. Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, BMF-219, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2022, we had $165.6 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least one year past the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including but not limited to:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, preclinical development activities, and laboratory testing for our product candidates;
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

Risks Related to Product Development

Our discovery and development activities are focused on the development of novel covalent small molecule therapies, initially targeted at menin, to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of covalent small molecule therapies for patients with genetically-defined cancers and metabolic diseases, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing covalent therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small-molecule covalent binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel covalent small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent inhibitor product candidates. Furthermore, although we believe, based on our preclinical work and research on covalent binders generally, that highly selective covalent inhibitors of certain critically important oncogenic drivers, such as menin, known to impact cellular processes have potential as precision oncology targets, clinical results may not confirm this hypothesis or may only confirm it for certain inhibitors or certain tumor types.

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

Further, even if our approach is successful in demonstrating the clinical benefit of using our lead product candidate, BMF-219, which is designed to be a highly active and selective covalent inhibitor of menin, in certain menin-driven cancers and/or metabolic diseases, we may never successfully identify additional covalent binding product candidates to validated oncology or other targets through our FUSION System. Therefore, we do not know if our approach of treating patients with genetically-defined cancers and metabolic diseases will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSION System to build a pipeline of product candidates with commercial value.

A key element of our strategy is to utilize our FUSION System to build a pipeline of novel covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and preclinical development of BMF-219 and other programs, BMF-219 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop BMF-219 or develop any future product candidates. Our FUSION System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSION System could be delayed, potentially permanently. Even if our product candidates are successful in inhibiting certain protein binding, such success would not provide a guarantee of the effectiveness of such product candidate in total tumor regression in vivo. For example, even if BMF-219 demonstrates an ability to inhibit menin in vivo, there can be no assurance that such inhibition will provide significant clinical benefit when evaluated in humans.

In addition, development of covalent small molecules is highly complex and we may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from initiating or completing our planned clinical trials or commercializing any products we develop on a timely or profitable basis, if at all. In addition, since we have not yet entered clinical development, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.

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

We are very early in our development efforts. We have only initiated one clinical trial. We have not yet successfully completed testing in human subjects, and we have not yet selected lead development candidates in our other two covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219 and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of BMF-219, which may be impacted by the ongoing COVID-19 pandemic;
•
whether BMF-219 or any other product candidates that we may identify and pursue will demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and are currently selecting lead development candidates in our other two covalent small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We only recently initiated our first clinical trial for our lead product candidate, BMF-219, in selected liquid tumors and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We may not be able to initiate or continue our ongoing and planned clinical trials on a timely basis or at all for our product candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA customarily approves new therapies only for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of BMF-219 in second or later lines of therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. There is no guarantee, however, that BMF-219 or any other product candidates that we may identify and pursue, even if approved as a second or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to seeking any such approvals, we may have to conduct additional clinical trials.

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

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States developing covalent small molecule product candidates specifically targeted against menin. More broadly, we define ourselves as targeted drug developers focused on covalent small molecule therapeutics and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may be or may become interested in discovery and development of covalent binders that may compete with us against menin or related targets at scale and in an integrated way. Even if they do not advance programs with the same mechanism of action as ours, these companies could develop products or product candidates that are competitive with ours or that have a superior product profile, and may do so at a rapid pace. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target covalent binding against protein targets of interest to us.

In particular, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated preliminary Phase 1 results that support further investigation of menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594) and Janssen Pharmaceuticals (JNJ-75276617). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC on February 28, 2022 titled “Business—Competition.”

Our covalent small molecule product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

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

As is the case with all oncology drugs, it is likely that there may be significant side effects associated with their use. BMF-219 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of BMF-219 leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that patients' responses could be both unexpected and negative. In addition, we or our future collaborators may study BMF-219 in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with BMF-219 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our BMF-219 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on February 28, 2022 titled “Business—Coverage and Reimbursement”.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on February 28, 2022 titled “Business—Healthcare Reform”.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on February 28, 2022 titled “Business—Other Healthcare Laws”.

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

As of March 31, 2022, we had 57 full-time employees, including 33 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place outside the United States through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

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
•
our third-party manufacturers may experience change of control of their ownership including ownership by a competitor,
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available at acceptable prices, or at all, or may not be suitable or acceptable for use due to material or component defects;

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

We currently, and may in the future, depend on single-source suppliers for some of the ingredients, raw materials, components and materials used in, and development activities required to manufacture our product candidates. There are, for certain of these components, relatively few alternative sources of supply and there is limited need for multiple suppliers at this stage of our business. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs, be able to supply materials or services to us at cost that are acceptable to us, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, ingredients, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

The price of our stock has been and is likely to continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:

•
the timing, progress, costs and results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•
the commencement, enrollment, progress or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 65% of our outstanding voting stock as of March 31, 2022. In particular, Thomas Butler and Ramses Erdtmann are affiliates of Biomea Health, LLC, Point Sur Investors Fund I, LP and Point Sur Investors LLC, Sotirios Stergiopoulos is an affiliate of A2A Pharmaceuticals Inc., and Bihua Chen is an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Select Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal controls over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending on December 31, 2022, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to this, we have not been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on February 28, 2022 titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Registered Securities

On April 15, 2021, our registration statement on Form S-1 (File No. 333-254793), was declared effective in connection with our IPO. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Form of Indemnification and Advancement Agreement for Directors and Officers				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: May 16, 2022	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: May 16, 2022	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer