Form 10-Q
period 2022-06-30
Biomea Fusion, Inc.
filed 2022-08-01
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, the registrant had 29,290,593 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the beneficial characteristics, safety, efficacy and therapeutic effects of BMF-219, BMF-500 and any other product candidates that we may identify and pursue;
•
the timing, progress and focus of our ongoing and future clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 (COVALENT-101) and the reporting of data from those trials;
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
•
our estimates of the patient populations addressable by our product candidates, including BMF-219 and BMF-500, if approved, and the number of participants that will enroll in our ongoing and planned clinical trials;
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
•
unfavorable global economic conditions, including inflationary pressures, market volatility, acts of war and civil and political unrest; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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
•
Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.
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
•
The ongoing COVID-19 pandemic and adverse global economic conditions, including supply chain issues and inflationary pressures, could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$148,481	$145,736
Short-term investments	1,152	27,780
Prepaid expenses and other current assets	4,505	3,045
Total current assets	154,138	176,561
Long-term investments	186	1,876
Property and equipment, net	2,997	2,965
Operating lease right-of-use assets	2,440	2,722
Restricted cash	351	351
Other assets	1,624	1,230
Total assets	$161,736	$185,705
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,410	$1,329
Accrued expenses and other current liabilities	6,361	2,743
Short-term operating lease liabilities	591	565
Total current liabilities	9,362	4,637
Long-term operating lease liabilities	1,984	2,285
Total liabilities	11,346	6,922
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 29,280,131 and 29,115,421 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	233,770	228,532
Accumulated other comprehensive income (loss)	(17)	(10)
Accumulated deficit	(83,366)	(49,742)
Total stockholders' equity	150,390	178,783
Total liabilities and stockholders' equity	$161,736	$185,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,582	$5,224	$23,932	$9,022
General and administrative	4,892	3,211	9,942	5,270
Total operating expenses	17,474	8,435	33,874	14,292
Loss from operations	(17,474)	(8,435)	(33,874)	(14,292)
Interest and other income (expense), net	216	36	250	41
Net loss	$(17,258)	$(8,399)	$(33,624)	$(14,251)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	6	17	(7)	2
Comprehensive loss	$(17,252)	$(8,382)	$(33,631)	$(14,249)
Net loss per common share, basic and diluted	$(0.59)	$(0.33)	$(1.15)	$(0.77)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,196,398	25,161,038	29,161,437	18,598,521

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	—	—	6,044	—	31	—	—	31
Issuance of restricted stock	—	—	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,330	—	—	2,330
Unrealized gain (loss) on investments	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	—	—	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765
Exercise of stock options	—	—	9,366	—	62	—	—	62
Issuance of restricted stock	—	—	47,216	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	54,868	—	256	—	—	256
Stock-based compensation expense	—	—	—	—	2,559	—	—	2,559
Unrealized gain (loss) on investments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(17,258)	(17,258)
Balance at June 30, 2022	—	—	29,280,131	$3	$233,770	$(17)	$(83,366)	$150,390

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	7,064,925	$55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A financing costs	—	(3)	—	—	—	—	—	—
Issuance of restricted stock	—	—	51,526	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	919	—	—	919
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,852)	(5,852)
Balance at March 31, 2021	7,064,925	55,735	12,004,633	$1	$14,262	$(15)	$(14,027)	$221
Issuance of common stock from initial public offering, net of offering costs	—	—	9,823,532	1	152,753	—	—	152,754
Conversion of preferred stock to common stock	(7,064,925)	(55,735)	7,064,925	1	55,734	—	—	55,735
Exercise of stock options	—	—	43,850	—	225	—	—	225
Issuance of restricted stock	—	—	53,240	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,463	—	—	1,463
Unrealized gain on investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(8,399)	(8,399)
Balance at June 30, 2021	—	—	28,990,180	$3	$224,437	$2	$(22,426)	$202,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net loss	$(33,624)	$(14,251)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	336	34
Non-cash operating lease expense	282	381
Stock-based compensation expense	4,889	2,382
Net amortization of premiums and accretion of discounts on investments	126	204
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,460)	(1,421)
Other assets	(394)	12
Accounts payable	1,081	237
Accrued expenses and other current liabilities	3,618	2,259
Operating lease liabilities	(275)	(388)
Net cash used in operating activities	(25,421)	(10,551)
Investing Activities
Purchase of property and equipment	(368)	(838)
Purchase of investments	—	(38,492)
Maturities of investments	28,185	1,500
Net cash provided by (used in) investing activities	27,817	(37,830)
Financing Activities
Proceeds from stock option exercise and purchases under the employee stock purchase plan	349	225
Net proceeds from issuance of common stock from initial public offering	—	152,753
Series A financing costs incurred	—	(3)
Payment of Paycheck Protection Program loan	—	(36)
Net cash provided by financing activities	349	152,939
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,745	104,558
Cash, cash equivalents, and restricted cash at the beginning of the period	146,087	61,695
Cash, cash equivalents, and restricted cash at the end of the period	$148,832	$166,253

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$610
Acquisition of operating lease right-of-use assets	—	3,216
Conversion of Series A convertible preferred stock into common stock	—	55,735

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$148,481	$166,037
Restricted cash	351	216
Total cash, cash equivalents and restricted cash	$148,832	$166,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

Organization

Biomea Fusion, Inc. (the Company), was established in the state of Delaware in August 2017 as Biomea Fusion, LLC. In December 2020, all outstanding membership interests in Biomea Fusion, LLC were converted into equity interests in the Company. The capitalization information included in these condensed financial statements is consistently presented as if it is that of Biomea Fusion, Inc., even during the prior period when investors held their equity interests in Biomea Fusion, LLC.

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with genetically defined cancers and metabolic disease. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Initial Public Offering

On April 16, 2021, the Company’s registration statement on Form S-1 (File No. 333-254793) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on April 20, 2021 at which time the Company issued an aggregate of 9,000,000 shares of its common stock at a price of $17.00 per share. Within 30 days following the close, 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 7,064,925 shares of common stock. In connection with the completion of its IPO, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $83.4 million at June 30, 2022. As of June 30, 2022, the Company had cash, cash equivalents, restricted cash, and investments of $150.2 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to fair value of assets and liabilities, manufacturing accruals, accrued research and development expenses, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities and income taxes. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset backed securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded in the balance sheet. The Company's investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of preclinical studies, clinical trials and achievement of milestones, uncertainty of regulatory approval of the Company’s existing and potential product candidates, uncertainty of market acceptance of the Company’s product candidates (if approved), competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships, dependence on key individuals or sole source suppliers and changes in the Company's operating expenses as a result of these uncertainties and other factors, such as inflation. The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

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

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset backed securities.

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

Property and Equipment, Net

Property and equipment are recorded at cost net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Upon retirement or sale of the assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recorded to the statements of operations. Repairs and maintenance are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2022, the Company's lease population consisted of real estate and the Company did not have finance leases.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three and six months ended June 30, 2022 and 2021.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through June 30, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Note 3. Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, there were no financial instruments classified as Level 3. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the six months ended June 30, 2022.

As of June 30, 2022, investments measured on a recurring basis and recognized at fair value are as follows (in thousands):

		June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents
Money market funds	Level 1	$126,924	$—	$—	$126,924
Financial assets included in short-term investments:
Corporate debt securities	Level 2	1,168		(16)	1,152
Financial assets included in long-term investments:
Asset backed securities	Level 2	187		(1)	186
Total		$128,279	$—	$(17)	$128,262

As of December 31, 2021, investments measured on a recurring basis and recognized at fair value are as follows (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$112,193	$—	$—	$112,193
Financial assets included within short-term investments:
Corporate debt securities	Level 2	19,258	1	(6)	19,253
Commercial paper	Level 2	4,499	—	—	4,499
Asset backed securities	Level 2	4,029	—	(1)	4,028
Financial assets included within long-term investments:
Corporate debt securities	Level 2	1,185	—	(4)	1,181
Asset backed securities	Level 2	695	—	—	695
Total		$141,859	$1	$(11)	$141,849

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$1,937	$1,874
Furniture and fixtures	325	315
Computer equipment	130	124
Leasehold improvements	801	828
Construction in progress	365	81
Total property and equipment, gross	3,558	3,222
Less: accumulated depreciation	(561)	(257)
Total property and equipment, net	$2,997	$2,965

Depreciation expense for three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $22,000 and $34,000, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$3,620	$1,674
Accrued professional services	157	170
Accrued personnel expenses	2,135	419
Other	449	480
Total accrued expenses and other current liabilities	$6,361	$2,743

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In November 2021, the Company entered into a four-year lease for additional lab space located in San Carlos, California which is expected to commence in October 2022. Total future rent payments under the agreement amount to approximately $2.2 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of June 30, 2022 for this lease as the Company did not control the underlying assets at any time as of June 30, 2022.

In September 2021, the Company entered into a sub-lease agreement for additional office space in Redwood City, California, which commenced in January 2022 and expires in December 2022. In connection with the sub-lease, the Company made a security deposit of $1.1 million which is included in prepaid expenses and other current assets on the balance sheet at June 30, 2022. This lease is treated as a short-term lease in accordance with ASC 842 and therefore, is excluded from the right-of-use asset and liability.

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

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million respectively.

Operating lease expense for the three and six months ended June 30, 2022 was $1.0 million and $2.1 million , respectively. Operating lease expense for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million , respectively.

As of June 30, 2022, the weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 5.4%.

The undiscounted future non-cancellable lease payments under the Company's lease agreements as of June 30, 2022 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2022 (remaining six months)	$356
2023	727
2024	748
2025	771
2026	259
Total undiscounted lease payments	2,861
Less: Present value adjustments	(286)
Total operating lease liabilities	$2,575
Short-term operating lease liabilities	591
Long-term operating lease liabilities	1,984
Total operating lease liabilities	$2,575

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

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2022	2021
Stock options, issued and outstanding	5,216,232	4,254,504
Stock options, authorized for future issuance	1,638,272	1,134,944
Employee stock purchase plan, available for future issuance	526,218	284,993
Restricted stock, issued and outstanding	399,482	493,914
Total	7,780,204	6,168,355

Note 7. Stock-Based Compensation

2020 Equity Incentive Plan

The Company adopted the 2020 Equity Incentive Plan (the 2020 Plan) on December 18, 2020. The 2020 Plan reserved 4,327,799 shares of common stock to grant stock-based compensation awards, including stock options and restricted stock awards, to employees and non-employees. As of April 9, 2021, the Company ceased granting awards under the 2020 Plan. However, 2020 Plan awards will remain subject to the terms of the 2020 Plan.

2021 Equity Incentive Plan

In April 2021, the Company adopted the 2021 Equity Incentive Plan (the 2021 Plan). Options granted under the 2021 Plan expire no later than 10 years from the date of grant. The exercise price of options granted under the 2021 Plan must at least be equal to the fair market value of the Company’s common stock on the date of grant. With respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. Employee stock options generally vest 1/16th quarterly over four years subject to continued service to the Company.

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 1,480,466 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2022, 1,638,272 shares of common stock remained available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the ESPP increased by 296,093 shares pursuant to the evergreen provision of the ESPP. During the six months ended June 30, 2022, the Company issued 54,868 shares of common stock under the ESPP. As of June 30, 2022, 526,218 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,253	$611	$2,265	$924
General and administrative	1,306	852	2,624	1,458
Total stock-based compensation expense	$2,559	$1,463	$4,889	$2,382

As of June 30, 2022, there was $26.9 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 3.0 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term in years	5.9	6.0	6.0	6.0
Expected volatility	95%	91%	93%	91%
Risk-free interest rate	3.4%	1.0%	2.9%	0.9%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$3.93	$13.27	$4.31	$6.93

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2021	4,254,504	$9.89	9.4
Granted	1,196,184	5.65
Exercised	(15,410)	6.04
Cancelled	(219,046)	14.81
Balance, June 30, 2022	5,216,232	$8.72	9.1
Exercisable, June 30, 2022	1,190,432	$9.00	8.6

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	493,914	$4.02
Granted	—	—
Released	(94,432)	4.02
Forfeited	—	—
Balance, June 30, 2022	399,482	$4.02

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,258)	$(8,399)	$(33,624)	$(14,251)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,196,398	25,161,038	29,161,437	18,598,521
Net loss per share, basic and diluted	$(0.59)	$(0.33)	$(1.15)	$(0.77)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Stock options, issued and outstanding	5,216,232	2,670,999
Estimated shares issuable under the employee stock purchase plan	26,578	5,396
Restricted stock, issued and outstanding	399,482	645,069
Total	5,642,292	3,321,464

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

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent and selective covalent inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (MLL) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to begin a Phase 1 trial of BMF-219 (COVALENT-101) in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA (Mixed Lineage Leukemia/Lysine Methyl Transferase) gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of multiple myeloma (MM) and diffuse large B-Cell lymphoma (DLBCL) patients. In January 2022, we announced the dosing of the first leukemia patient in our COVALENT-101 trial and in June 2022, we announced the dosing of the first patient in the MM cohort of COVALENT-101. It has been shown that menin is a key node in regulating the activity of MYC, a key oncogenic driver in many MM and DLBCL patients. Our preclinical data shows that BMF-219 can strongly down-regulate MYC gene activity and/or cell growth/viability in these tumor types.

In April 2022, we presented preclinical data from three abstracts ("Anti-tumor Activity of Irreversible Menin Inhibitor, BMF-219, in High Grade B-Cell Lymphoma and Multiple Myeloma Preclinical Models" (Abstract #1205) and "Irreversible Menin Inhibitor, BMF-219, Exhibits Potent Cytotoxicity in KRAS-Mutated Solid Tumors"(Abstract #1202)) and a Trial in Progress poster (COVALENT-101: A Phase 1 study of BMF-219, a novel oral irreversible menin inhibitor, as a single agent in patients with relapsed/refractory (R/R) acute lymphocytic/acute myeloid leukemia (ALL/AML), DLBCL, and multiple myeloma (MM) (NCT05153330) (Abstract #7613)). at the American Association of Cancer Research (AACR) Annual Meeting demonstrating BMF-219’s potent single agent activity across multiple preclinical models including DLBCL, MM, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and pancreatic cancer. BMF-219 was multi-fold more potent and exerted greater cytotoxicity compared to reversible menin inhibitors in DLBCL ex vivo samples and demonstrated over 99% cell lethality in MM cell lines with RAS mutations. Single agent BMF-219 showed pronounced anti-cancer activity in vitro across KRAS G12C, G12D, G13D and G12V mutant cell lines. Subject to the submission and clearance of an IND, we plan to initiate a Phase 1/2 clinical trial of BMF-219 in KRAS mutant NSCLC, CRC, and pancreatic ductal adenocarcinoma (PDAC) in the fourth quarter of 2022. In June 2022, we presented new preclinical data at the American Society for Clinical Oncology (ASCO) Annual Meeting of BMF-219's potential as a therapeutic agent for CLL ("Preclinical Activity of irreversible menin inhibitor, BMF-219, in Chronic Lymphocytic Leukemia"). BMF-219 demonstrated broad activity with over 98% cell lethality across ex vivo CLL tumor models with varying cytogenetic risk profiles and Rai stages, including high- and intermediate-risk cytogenetic profiles which represent a significant unmet clinical need. BMF-219 showed consistently strong activity compared to venetoclax and significantly greater activity than a clinical reversible menin inhibitor. Additionally, BMF-219 exhibited robust growth inhibition in patient samples that were less responsive to standard-of-care agents bendamustine and ibrutinib.

In June 2022, we also presented data from two abstracts ("Oral Long-Acting Menin Inhibitor, BMF-219, Normalizes Type 2 Diabetes Mellitus in Two Rat Models" and "Oral Menin Inhibitor, BMF-219, displays a significant and durable reduction in HbA1c in a Type 2

Diabetes Mellitus Rat Model") at the American Diabetes Association (ADA) 82nd Scientific Sessions demonstrating BMF-219’s strong, prolonged glycemic control, insulin sensitization, and HbA1c reduction in two preclinical rat models of diabetes.

BMF-219 was superior to pioglitazone in an oral glucose tolerance test (OGTT), an assessment of glucose metabolism and processing, in the STZ beta cell ablation model during the treatment period. In this model, BMF-219 but not comparator, pioglitazone, restored non-fasting glucose levels to near normal baseline by treatment day eight and significantly reduced blood glucose levels vs. vehicle and pioglitazone during an OGTT in STZ rats (mean AUC reduction of 41%, p<0.05) at day 17, suggesting that BMF-219 rapidly induced pancreatic beta cell regrowth and function. These data suggest BMF-219’s potential as an oral, long-acting treatment for type 2 diabetes. In addition, subject to the submission and clearance of an IND, we plan to initiate a Phase 1/2 clinical trial of BMF-219 in diabetes within the second half of 2022.

Beyond BMF-219, we are utilizing our novel FUSIONTM System discovery platform to develop covalent treatments against other high-value oncogenic drivers of cancer. In May 2022, we announced the selection of our second development candidate, BMF-500, a potential best-in-class oral covalent inhibitor of FLT3, a clinically validated target that is mutated in approximately 30% of patients with AML and is associated with increased risk of relapse and shorter overall survival. Additionally, we expect to provide an update on progress for our third development candidate in 2022. Our goal is to utilize our capabilities and platform to become a leader in developing covalent small molecules in order to maximize the depth and durability of clinical benefit when treating various cancers.

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

As of June 30, 2022, we had an accumulated deficit of $83.4 million. We incurred net losses of $17.3 million and $33.6 million for the three and six months ended June 30, 2022 respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of BMF-219, and advance other programs, including BMF-500, through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219, as well as of any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly considering the ongoing COVID-19 pandemic environment and adverse global market conditions; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	$ Change	2022	2021	$ Change
Operating expenses:
Research and development	$12,582	$5,224	$7,358	$23,932	$9,022	$14,910
General and administrative	4,892	3,211	1,681	9,942	5,270	4,672
Total operating expenses	17,474	8,435	9,039	33,874	14,292	19,582
Loss from operations	(17,474)	(8,435)	(9,039)	(33,874)	(14,292)	(19,582)
Interest and other income (expense), net	216	36	180	250	41	209
Net loss	$(17,258)	$(8,399)	$(8,859)	$(33,624)	$(14,251)	$(19,373)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	$ Change	2022	2021	$ Change
External costs	$6,426	$3,099	$3,327	$12,619	$5,667	$6,952
Internal costs:
Personnel-related expenses (including stock-based compensation)	4,835	1,344	3,491	8,652	2,171	6,481
Facilities and other allocated expenses	1,321	781	540	2,661	1,184	1,477
Total research and development expenses	$12,582	$5,224	$7,358	$23,932	$9,022	$14,910

Research and development expenses increased by $7.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by advancement of our product candidates, which consisted of preclinical, clinical and manufacturing expense incurred in the development of our lead product candidate, BMF-219, for which we announced the dosing of the first patient in our Phase 1 clinical trial in January 2022. Personnel-related expenses, including stock-based compensation, increased by $3.5 million due to an increase in headcount. Facilities and other allocated expenses increased by $0.5 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

Research and development expenses increased by $14.9 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by advancement of our product candidates, which consisted of preclinical, clinical and manufacturing expense incurred in the development of our lead product candidate, BMF-219, for which we announced the dosing of the first patient in our Phase 1 clinical trial in January 2022. Personnel-related expenses, including stock-based compensation, increased by $6.5 million due to an increase in headcount. Facilities and other allocated expenses increased by $1.5 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $1.1 million due to an increase in headcount. Professional services and administrative expenses increased by $0.4 million due to legal, accounting, consulting and other services incurred as a public company.

General and administrative expenses increased by $4.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $2.9 million. Professional services and administrative expenses increased by $1.4 million due to legal, accounting, consulting and other services incurred as a public company.

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

As of June 30, 2022, we had cash, cash equivalents, restricted cash, and investments of $150.2 million. As of June 30, 2022, we had an accumulated deficit of $83.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and

•
the impact of the ongoing COVID-19 pandemic and adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(25,421)	$(10,551)
Investing activities	27,817	(37,830)
Financing activities	349	152,939
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,745	104,558

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.4 million during the six months ended June 30, 2022 and consisted of a net loss of $33.6 million offset by an increase in net assets of $2.6 million and non-cash adjustments of $5.6 million. The increase in net assets consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $4.7 million and an increase in prepaid expenses and other current assets of $1.5 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $4.9 million.

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2021. Cash used in operating activities in 2021 was mainly the result of the net loss of $14.3 million and increase in prepaid expenses and other current assets of $1.4 million. This was offset by an increase in accrued expenses and other current liabilities of $2.3 million and stock-based compensation expense of $2.4 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $27.8 million for the six months ended June 30, 2022 and was primarily related to maturities of investments.

Net cash used in investing activities was $37.8 million for the six months ended June 30, 2021 and was mainly related to purchase of investments.

Net Cash Provided by Financing Activities

Net cash provided by and used in financing activities was $0.3 million the six months ended June 30, 2022 and was related to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $152.9 million for the six months ended June 30, 2021 and was primarily related to proceeds received from the initial public offering.

Contractual Obligations

As of June 30, 2022, there have been no material changes from the contractual obligations and commitments as of December 31, 2021 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended June 30, 2022. We held $150.2 million in cash, cash equivalents, restricted cash, and investments as of June 30, 2022. Cash equivalents and investments consisted of money market funds, corporate debt securities, commercial paper and asset backed securities. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of June 30, 2022. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $33.6 million and $14.3 million, for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $83.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
conduct preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 and our IND-enabling studies for BMF-500;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We have only recently initiated our first clinical trial of BMF-219, our lead product candidate. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our preclinical studies and clinical trials for BMF-219, BMF-500 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the ongoing clinical development of BMF-219 and future clinical development of BMF-500 and any future product candidates;
•
our ability to complete IND-enabling studies, including for BMF-500, and successfully submit and receive authorization to proceed under INDs or comparable applications;
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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for our product candidates. Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, BMF-219, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with our continuing operation as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2022, we had $150.2 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•
the impact of the ongoing COVID-19 pandemic and adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, pursue the preclinical and clinical development of our product candidates, respond to business challenges or opportunities, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
develop or enhance our technological infrastructure and our existing solutions;
•
pursue acquisitions or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our inability to obtain adequate financing or financing on terms satisfactory to us could have a negative impact on our financial condition and we could face significant limitations on our ability to pursue our business strategies, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

In addition, we have only recently initiated a clinical trial of our lead product candidate, BMF-219, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, even if we are able to develop small-molecule therapies that demonstrate positive results in preclinical studies there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or be well-tolerated.

Further, even if our approach is successful in demonstrating the clinical benefit of using our lead product candidate, BMF-219, which is designed to be a highly active and selective covalent inhibitor of menin, in certain menin-driven cancers and/or metabolic diseases, we may never successfully identify additional covalent binding product candidates to validated oncology or other targets through our FUSIONTM System. Therefore, we do not know if our approach of treating patients with genetically-defined cancers and metabolic diseases will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.

A key element of our strategy is to utilize our FUSIONTM System to build a pipeline of novel covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of various cancers. Although our research and development efforts to date have resulted in our discovery and preclinical development of BMF-219, BMF-500 and other programs, BMF-219, BMF-500 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop BMF-219, BMF-500 or any future product candidates. Our FUSIONTM System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSIONTM System could be delayed, potentially permanently. Even if our product candidates are successful in inhibiting certain protein binding, such success would not provide a guarantee of the effectiveness of such product candidate in total tumor regression in vivo. For example, even if BMF-219 demonstrates an ability to inhibit menin in vivo, there can be no assurance that such inhibition will provide significant clinical benefit when evaluated in humans.

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

We are very early in our development efforts and are substantially dependent on our lead product candidate, BMF-219. If we are unable to advance BMF-219 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are very early in our development efforts. We have only initiated one clinical trial. We have not yet successfully completed testing in human subjects, and we have only selected one additional development candidate, BMF-500, from our other two covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
whether BMF-219, BMF-500 or any other product candidates that we may identify and pursue will demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
•
receipt of marketing approvals for our product candidates from applicable regulatory authorities;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and have selected only one additional development candidate from our other two covalent small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We only recently initiated our first clinical trial for our lead product candidate, BMF-219, in selected liquid tumors and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the SARS-CoV-2 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently revised, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In addition, since the beginning of the COVID-19 pandemic, multiple vaccines for COVID-19 have received Emergency Use Authorization by the FDA and some of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA customarily approves new therapies only for a second line or later lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapies, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in second or later lines of therapy. Subsequently, depending on the nature of the clinical data and experience with any approved products or product candidates, if any, we may pursue approval as an earlier line therapy and potentially as a first line therapy. There is no guarantee, however, that our product candidates that we may identify and pursue, even if approved as a second or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to seeking any such approvals, we may have to conduct additional clinical trials.

The incidence and prevalence for target patient populations of BMF-219 and BMF-500 are based on estimates and third-party sources. If the market opportunities for BMF-219, BMF-500 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

The incidence and prevalence for target patient populations of BMF-219 and BMF-500 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for BMF-219,BMF-500 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

In particular, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated preliminary Phase 1 results that support further investigation of menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594), Janssen Pharmaceuticals (JNJ-75276617) and Sumitomo Pharma Oncology (DSP-5336). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

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

As is the case with all oncology drugs, it is likely that there may be significant side effects associated with their use. BMF-219, BMF-500 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of BMF-219 leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that patients' responses could be both unexpected and negative. In addition, we or our future collaborators may study BMF-219 in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with BMF-219, BMF-500 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our BMF-219 clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

As of June 30, 2022, we had 72 full-time employees, including 47 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial clinical, regulatory, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize BMF-219, BMF-500 and future product candidates will depend, in part, on our ability to effectively manage any future growth in company headcount. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of BMF-219, BMF-500 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize BMF-219, BMF-500 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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
•
inflationary pressures and general economic, political, industry and market conditions; and
•
other events or factors, many of which are beyond our control.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 47% of our outstanding voting stock as of June 30, 2022. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Biomea Health, LLC, Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
•
the timing and outcomes of clinical trials for our current and future product candidates, or competing product candidates;
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

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1#	Form of First Amendment to Change in Control and Severance Agreement, by and between the Registrant and each of Thomas Butler, Ramses Erdtmann and Franco Valle	8-K	4/22/2022	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

___________________________________________________________

#Indicates a management compensation plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: August 1, 2022	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: August 1, 2022	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer