Form 10-Q
period 2022-09-30
Biomea Fusion, Inc.
filed 2022-11-07
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 29,396,246 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, progress and focus of our ongoing and future clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in multiple liquid tumor types (COVALENT-101), our planned Phase 1/1b clinical trial of BMF-219 in certain solid tumors with KRAS mutations (COVALENT-102) and our Phase 1/2 clinical trial in type 2 diabetes (COVALENT-111), and the reporting of data from those trials;
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
•
Our discovery and preclinical development is focused on the development of novel covalent small-molecule therapies to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant market.
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
•
We have no experience as a company in conducting clinical trials and have not successfully completed any clinical trials to date.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$132,311	$145,736
Short-term investments	1,147	27,780
Prepaid expenses and other current assets	5,403	3,045
Total current assets	138,861	176,561
Long-term investments	10	1,876
Property and equipment, net	3,049	2,965
Operating lease right-of-use assets	2,296	2,722
Restricted cash	351	351
Other assets	483	1,230
Total assets	$145,050	$185,705
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,592	$1,329
Accrued expenses and other current liabilities	10,392	2,743
Operating lease liabilities, current	605	565
Total current liabilities	12,589	4,637
Operating lease liabilities, non-current	1,826	2,285
Total liabilities	14,415	6,922
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 29,388,753 and 29,115,421 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	236,901	228,532
Accumulated other comprehensive income (loss)	(13)	(10)
Accumulated deficit	(106,256)	(49,742)
Total stockholders' equity	130,635	178,783
Total liabilities and stockholders' equity	$145,050	$185,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$18,242	$7,886	$42,174	$16,908
General and administrative	5,242	4,752	15,184	10,022
Total operating expenses	23,484	12,638	57,358	26,930
Loss from operations	(23,484)	(12,638)	(57,358)	(26,930)
Interest and other income (expense), net	594	32	844	73
Net loss	$(22,890)	$(12,606)	$(56,514)	$(26,857)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	4	—	(3)	2
Comprehensive loss	$(22,886)	$(12,606)	$(56,517)	$(26,855)
Net loss per common share, basic and diluted	$(0.78)	$(0.43)	$(1.93)	$(1.21)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,319,042	29,001,213	29,214,549	22,105,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	—	$—	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	—	—	6,044	—	31	—	—	31
Issuance of restricted stock	—	—	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,330	—	—	2,330
Unrealized gain (loss) on investments	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	—	—	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765
Exercise of stock options	—	—	9,366	—	62	—	—	62
Issuance of restricted stock	—	—	47,216	—	—	—	—	—
Purchases under employee stock purchase plan	—	—	54,868	—	256	—	—	256
Stock-based compensation expense	—	—	—	—	2,559	—	—	2,559
Unrealized gain (loss) on investments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(17,258)	(17,258)
Balance at June 30, 2022	—	—	29,280,131	$3	$233,770	$(17)	$(83,366)	$150,390
Exercise of stock options	—	—	61,405	—	400	—	—	400
Issuance of restricted stock	—	—	47,217	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,731	—	—	2,731
Unrealized gain (loss) on investments	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(22,890)	(22,890)
Balance at September 30, 2022	—	—	29,388,753	$3	$236,901	$(13)	$(106,256)	$130,635

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	7,064,925	$55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A financing costs	—	(3)	—	—	—	—	—	—
Issuance of restricted stock	—	—	51,526	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	919	—	—	919
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,852)	(5,852)
Balance at March 31, 2021	7,064,925	55,735	12,004,633	$1	$14,262	$(15)	$(14,027)	$221
Issuance of common stock from initial public offering, net of offering costs	—	—	9,823,532	1	152,753	—	—	152,754
Conversion of preferred stock to common stock	(7,064,925)	(55,735)	7,064,925	1	55,734	—	—	55,735
Exercise of stock options	—	—	43,850	—	225	—	—	225
Issuance of restricted stock	—	—	53,240	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,463	—	—	1,463
Unrealized gain on investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(8,399)	(8,399)
Balance at June 30, 2021	—	—	28,990,180	$3	$224,437	$2	$(22,426)	$202,016
Issuance of restricted stock	—	—	51,528	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,921	—	—	1,921
Net loss	—	—	—	—	—	—	(12,606)	(12,606)
Balance at September 30, 2021	—	—	29,041,708	$3	$226,358	$2	$(35,032)	$191,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net loss	$(56,514)	$(26,857)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	510	99
Non-cash operating lease expense	426	566
Stock-based compensation expense	7,620	4,303
Net amortization of premiums and accretion of discounts on investments	136	361
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,358)	(1,170)
Other assets	747	(11)
Accounts payable	(13)	419
Accrued expenses and other current liabilities	7,649	3,205
Operating lease liabilities	(419)	(454)
Net cash used in operating activities	(42,216)	(19,539)
Investing Activities
Purchase of property and equipment	(318)	(2,878)
Purchase of investments	—	(38,492)
Maturities of investments	28,360	3,465
Net cash provided by (used in) investing activities	28,042	(37,905)
Financing Activities
Proceeds from stock option exercise and purchases under the employee stock purchase plan	749	225
Net proceeds from issuance of common stock from initial public offering	—	152,753
Series A financing costs incurred	—	(3)
Payment of Paycheck Protection Program loan	—	(36)
Net cash provided by financing activities	749	152,939
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,425)	95,495
Cash, cash equivalents, and restricted cash at the beginning of the period	146,087	61,695
Cash, cash equivalents, and restricted cash at the end of the period	$132,662	$157,190

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$276	$103
Acquisition of operating lease right-of-use assets	—	3,216
Conversion of Series A convertible preferred stock into common stock	—	55,735

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$132,311	$156,974
Restricted cash	351	216
Total cash, cash equivalents and restricted cash	$132,662	$157,190

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $106.3 million at September 30, 2022. As of September 30, 2022, the Company had cash, cash equivalents, restricted cash, and investments of $133.8 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company progresses into clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. While the Company has been able to raise multiple rounds of financing, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Leases

The Company determines if an arrangement is a lease at inception. In addition, the Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2022, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, short-term operating lease liabilities and long-term operating lease liabilities on the Company’s condensed balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and nonlease components are accounted for as a single lease component. The Company has elected to apply the short-term lease exception for all lease agreements with a noncancelable term of less than 12 months.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three and nine months ended September 30, 2022 and 2021.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start- date and end-date) of the services and the agreed-upon fees to be paid for such services. Through September 30, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Recent Accounting Pronouncements

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts the Company from having to provide an auditor attestation of internal controls over financial reporting under Sarbanes-Oxley Act Section 404(b). The Company will remain an EGC until the earliest of (i) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of its IPO, (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (SEC), which generally is when it has more than $700 million in market value of its stock held by non-affiliates, has been a public company for at least 12 months and has filed one annual report on Form 10-K.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of September 30, 2022 and December 31, 2021, there were no financial instruments classified as Level 3. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the nine months ended September 30, 2022.

As of September 30, 2022, investments measured on a recurring basis and recognized at fair value are as follows (in thousands):

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents
Money market funds	Level 1	$119,713	$—	$—	$119,713
Financial assets included in short-term investments:
Corporate debt securities	Level 2	1,160	—	(13)	1,147
Financial assets included in long-term investments:
Asset backed securities	Level 2	10	—	—	10
Total		$120,883	$—	$(13)	$120,870

As of December 31, 2021, investments measured on a recurring basis and recognized at fair value are as follows (in thousands):

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$112,193	$—	$—	$112,193
Financial assets included within short-term investments:
Corporate debt securities	Level 2	19,258	1	(6)	19,253
Commercial paper	Level 2	4,499	—	—	4,499
Asset backed securities	Level 2	4,029	—	(1)	4,028
Financial assets included within long-term investments:
Corporate debt securities	Level 2	1,185	—	(4)	1,181
Asset backed securities	Level 2	695	—	—	695
Total		$141,859	$1	$(11)	$141,849

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$2,069	$1,874
Furniture and fixtures	325	315
Computer equipment	130	124
Leasehold improvements	801	828
Construction in progress	457	81
Total property and equipment, gross	3,782	3,222
Less: accumulated depreciation	(733)	(257)
Total property and equipment, net	$3,049	$2,965

Depreciation expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$6,303	$1,674
Accrued personnel expenses	3,312	419
Accrued professional services	349	170
Other	428	480
Total accrued expenses and other current liabilities	$10,392	$2,743

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In September 2022, the Company entered into a thirty-month sub-lease agreement for office space located at 900 Middlefield Road, Suite 400, Redwood City, California, which is expected to commence in January 2023 and expires in July 2025. Total future rent payments under the agreement amount to approximately $6.8 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of September 30, 2022 for this lease as the Company did not control the underlying assets at any time as of September 30, 2022.

In November 2021, the Company entered into a four-year lease for additional lab space located located at 1585 Industrial Road, San Carlos, California, which is expected to commence in the fourth quarter of 2022. Total future rent payments under the agreement amount to approximately $2.2 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of September 30, 2022 for this lease as the Company did not control the underlying assets at any time as of September 30, 2022.

In September 2021, the Company entered into a sub-lease agreement for office space located at 900 Middlefield Road, Suite 400, Redwood City, California, which commenced in January 2022 and expires in December 2022. In connection with the sub-lease, the Company made a security deposit of $1.1 million which is included in prepaid expenses and other current assets on the balance sheet at September 30, 2022. The Company has elected to apply the short-term lease exception in accordance with ASC 842.

In March 2021, the Company entered into a five-year lease for new lab space located at 1599 Industrial Road, San Carlos, California, which commenced on May 1, 2021 and expires in April 2026. The lease was accounted for as an operating lease under ASC 842. Upon initiation, the Company recognized a right-of-use asset and liability of $3.2 million, discounted at 5.4%, the Company’s estimated incremental borrowing rate over the five-year expected remaining term.

In February 2021, the Company entered into an eight-month sub-lease agreement for additional office space located at 650 Main Street, Redwood City, California. In September 2021, the Company renewed the lease agreement on a month-to-month basis and the lease ended in January 2022. The Company has elected to apply the short-term lease exception in accordance with ASC 842.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.2 million, respectively.

Operating lease expense for the three and nine months ended September 30, 2022 was $1.0 million and $3.1 million, respectively. Operating lease expense for the three and nine months ended September 30, 2021 was $0.4 million and $0.8 million, respectively.

As of September 30, 2022, the weighted-average remaining lease term is 3.6 years and the weighted-average discount rate is 5.4%.

The undiscounted future non-cancellable lease payments under the Company's lease agreements as of September 30, 2022 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2022 (remaining three months)	$178
2023	727
2024	748
2025	771
2026	259
Total undiscounted lease payments	2,683
Less: Present value adjustments	(252)
Total operating lease liabilities	$2,431
Operating lease liabilities, current	605
Operating lease liabilities, non-current	1,826
Total operating lease liabilities	$2,431

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

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote per share of common stock. As of September 30, 2022, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2022	2021
Stock options, issued and outstanding	5,189,839	4,254,504
Stock options, authorized for future issuance	1,603,260	1,134,944
Employee stock purchase plan, available for future issuance	526,218	284,993
Restricted stock, issued and outstanding	352,265	493,914
Total	7,671,582	6,168,355

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the 2021 Plan increased by 1,480,466 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2022, 1,603,260 shares of common stock remained available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2022, the number of shares of common stock available under the ESPP increased by 296,093 shares pursuant to the evergreen provision of the ESPP. During the nine months ended September 30, 2022, the Company issued 54,868 shares of common stock under the ESPP. As of September 30, 2022, 526,218 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the condensed statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,186	$766	$3,451	$1,690
General and administrative	1,545	1,155	4,169	2,613
Total stock-based compensation expense	$2,731	$1,921	$7,620	$4,303

As of September 30, 2022, there was $24.9 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.8 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term in years	6.0	6.0	6.0	6.0
Expected volatility	96%	91%	94%	91%
Risk-free interest rate	3.6%	0.9%	3.0%	0.9%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$8.81	$10.33	$4.91	$7.26

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2021	4,254,504	$9.89	9.4
Granted	1,379,384	$6.39
Exercised	(76,815)	$6.42
Cancelled	(367,234)	$13.19
Balance, September 30, 2022	5,189,839	$8.78	8.9
Exercisable, September 30, 2022	1,444,905	$9.01	8.4

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	493,914	$4.02
Granted	—	—
Released	(141,649)	4.02
Forfeited	—	—
Balance, September 30, 2022	352,265	$4.02

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,890)	$(12,606)	$(56,514)	$(26,857)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,319,042	29,001,213	29,214,549	22,105,321
Net loss per share, basic and diluted	$(0.78)	$(0.43)	$(1.93)	$(1.21)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2022	2021
Stock options, issued and outstanding	5,189,839	2,966,518
Estimated shares issuable under the employee stock purchase plan	97,459	13,461
Restricted stock, issued and outstanding	352,265	593,542
Total	5,639,563	3,573,521

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

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent and selective covalent inhibitor of menin, an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the mixed lineage leukemia (MLL) fusion protein. In September 2021, we announced that the U.S. Food and Drug Administration (FDA) had cleared our investigational new drug (IND) application to begin a Phase 1 trial of BMF-219 (COVALENT-101) in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA (Mixed Lineage Leukemia/Lysine Methyl Transferase) gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of multiple myeloma (MM) and diffuse large B-Cell lymphoma (DLBCL) patients. In January 2022, we announced the dosing of the first leukemia patient in our COVALENT-101 trial and in June 2022, we announced the dosing of the first patient in the MM cohort of COVALENT-101. It has been shown that menin is a key node in regulating the activity of MYC, a key oncogenic driver in many MM and DLBCL patients. We have shown in preclinical studies that BMF-219 can strongly down-regulate MYC gene activity and/or cell growth/viability in these tumor types.

In preclinical data presented at the American Association for Cancer Research (AACR) in April 2022, (“Irreversible Menin Inhibitor, BMF-219, Exhibits Potent Cytotoxicity in kirsten rat sarcoma virus (KRAS) Mutated Solid Tumors” (Abstract #1202)), single agent BMF-219 showed pronounced anti-cancer activity in vitro across KRAS G12C, G12D, G13D and G12V mutant cell lines. In October 2022, we announced FDA clearance of an IND application, which was submitted to the FDA in September 2022, to begin a phase 1/1b clinical trial of BMF-219 (COVALENT-102) in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation.

Preclinical data presented in June 2022 at the American Society for Clinical Oncology (ASCO) Annual Meeting demonstrated BMF-219's potential as a therapeutic agent for chronic lymphocytic leukemia (CLL) (“Preclinical Activity of irreversible menin inhibitor, BMF-219, in Chronic Lymphocytic Leukemia”). BMF-219 demonstrated broad activity with over 98% cell lethality across ex vivo CLL tumor models with varying cytogenetic risk profiles and Rai stages, including high- and intermediate-risk cytogenetic profiles which represent a significant unmet clinical need. BMF-219 showed consistently strong activity compared to venetoclax and significantly greater activity than a clinical reversible menin inhibitor. Additionally, BMF-219 exhibited robust growth inhibition in patient samples that were less responsive to standard-of-care agents bendamustine and ibrutinib. In September 2022, we amended our IND to include relapsed/refractory CLL patients and in October 2022, we announced the dosing of the first patient in the CLL cohort of COVALENT-101.

In June 2022, we presented new data at the American Diabetes Association (ADA) Scientific Sessions demonstrating BMF-219’s strong, prolonged glycemic control, insulin sensitization, and HbA1c reduction in two preclinical rat models of diabetes. At the ADA we presented results from preclinical studies testing BMF-219 in two separate Zucker Diabetic Fatty (ZDF) rat models against pioglitazone (a thiazolidinedione) and liraglutide (a Glucagon like Peptide-1 agonist) and also against pioglitazone in a streptozotocin

(STZ) rat model. Notably, BMF-219 was superior to pioglitazone in an oral glucose tolerance test (OGTT), an assessment of glucose metabolism and processing, in the STZ beta cell ablation model during the treatment period. In this model, BMF-219 but not active comparator, pioglitazone, restored non-fasting glucose levels to near normal baseline by treatment day eight and significantly reduced blood glucose levels compared to vehicle and pioglitazone during an OGTT in STZ rats (mean AUC reduction of 41%, p<0.05) at day 17, suggesting that BMF-219 rapidly induced pancreatic beta cell regrowth and function.

BMF-219 also achieved glycemic control via similar assessments in both ZDF models at all timepoints, including superior glycemic control compared to pioglitazone after the washout period. In the ZDF model, BMF-219 and pioglitazone showed similar glycemic control during an OGTT while drug was present (AUC reduction of 54%, p<0.001) but only BMF-219 treated rats saw weight loss while on drug and maintained glycemic control two weeks after washout (AUC reduction of 40%, p<0.05), indicating prolonged glycemic control. A four-week BMF-219 treatment in ZDF rats resulted also in a significant reduction in HbA1C at Day 21, which reached 3.5% absolute reduction versus vehicle, compared to liraglutide (1.7% at Day 29), and remained reduced throughout the entire study, including post-treatment. At all BMF-219 doses, this significant reduction in HbA1C in ZDF rats was maintained during the 15-day washout period after the last dose. In addition to OGTT, blood glucose, insulin, C-peptide, HbA1c lipemic levels, and weight were also assessed.

In August 2022, we presented two abstracts (“Anti-tumor activity of covalent menin inhibitor, BMF-219, in High-Grade B-Cell Lymphoma and Multiple Myeloma Preclinical Models” (Poster P-107)) and a Trial in Progress poster (“COVALENT-101: A Phase 1 study of BMF-219, a novel oral covalent menin inhibitor, in patients with relapsed/refractory (R/R) acute leukemia, DLBCL, and multiple myeloma (MM)” (Poster P-269)) at the International Myeloma Society Annual Meeting demonstrating BMF-219’s potent single agent activity across multiple preclinical models in DLBCL and MM. BMF-219 was multi-fold more potent and exerted greater cytotoxicity compared to reversible menin inhibitors in DLBCL ex vivo samples and demonstrated over 99% cell lethality in MM cell lines with RAS mutations.

In September 2022, we presented additional data in two oral abstracts (“Oral Menin Inhibitor, BMF-219, displays a significant and durable reduction in HbA1c in a Type 2 Diabetes Rat Model” and “Oral Long-Acting Menin Inhibitor, BMF-219, Normalizes Type 2 Diabetes Mellitus in Two Rat Models”) at the European Association for the Study of Diabetes (EASD) Annual Meeting in Stockholm, Sweden. In October 2022, we announced the dosing of the first patient with type 2 diabetes in the Phase 2 portion of COVALENT-111, a Phase 1/2 clinical trial underway in Canada.

Treatment with BMF-219 led to an increase in beta cell mass in ex-vivo experiments with human donor islets and displayed the ability to restore and preserve beta cell function in two animal models of type 2 diabetes. BMF-219 showed improved pancreatic beta-cell function and beta cell area, insulin sensitivity, blood lipid levels, weight decline, and glycemic control in the rat models (ZDF and the STZ) during the dosing period, and importantly, both glycemic and lipemic control were maintained after the dosing period ended. BMF-219 treatment resulted in a sustained increase in beta cell area and function in the ZDF diabetic rats observed at the end of treatment and two weeks following succession of therapy, compared to rats treated with vehicle or active control pioglitazone, which showed a decline in beta cell area and function.

Beyond BMF-219, we are utilizing our novel FUSIONTM discovery platform to design and develop novel agents against suspected drivers of disease in areas of high unmet need. In May 2022, we announced the selection of our second development candidate, BMF-500, a potential best-in-class oral covalent inhibitor of FLT3, a clinically validated target that is mutated in approximately 30% of patients with AML and is associated with increased risk of relapse and shorter overall survival. Our goal is to utilize our capabilities and our platform to become a leader in developing covalent small molecules and molecular glues in order to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of September 30, 2022, we had an accumulated deficit of $106.3 million. We incurred net losses of $22.9 million and $56.5 million for the three and nine months ended September 30, 2022 respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of BMF-219 in various types of liquid tumors and initiate and conduct additional clinical trials, including our planned Phase 1/1b clinical trial of BMF-219 in solid tumors with KRAS mutations and our planned Phase 1/2 clinical trial of BMF-219 in type 2 diabetes in U.S. sites;
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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219 in various types of cancer, as well as of any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct, such as our planned Phase 1/2 clinical trial of BMF-219 in type 2 diabetes in U.S. sites;
•
uncertainties in clinical trial design and the interpretation of clinical trial data;
•
per patient trial costs;
•
the duration, scope and number of trials required for approval;
•
the number of sites included in the trials;
•
the number of patients who participate in the trials;
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

A change in the outcome of any of these variables with respect to the development of any or our product candidates could significantly change the costs and timing associated with the development of that product candidate. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products and product candidates. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	$ Change	2022	2021	$ Change
Operating expenses:
Research and development	$18,242	$7,886	$10,356	$42,174	$16,908	$25,266
General and administrative	5,242	4,752	490	15,184	10,022	5,162
Total operating expenses	23,484	12,638	10,846	57,358	26,930	30,428
Loss from operations	(23,484)	(12,638)	(10,846)	(57,358)	(26,930)	(30,428)
Interest and other income (expense), net	594	32	562	844	73	771
Net loss	$(22,890)	$(12,606)	$(10,284)	$(56,514)	$(26,857)	$(29,657)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	$ Change	2022	2021	$ Change
External costs	$11,841	$4,364	$7,477	$24,460	$10,031	$14,429
Internal costs:
Personnel-related expenses (including stock-based compensation)	4,920	2,667	2,253	13,572	4,838	8,734
Facilities and other allocated expenses	1,481	855	626	4,142	2,039	2,103
Total research and development expenses	$18,242	$7,886	$10,356	$42,174	$16,908	$25,266

Research and development expenses increased by $10.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by the increase of $4.0 million related to clinical and preclinical activities and $3.7 million related to manufacturing activities. Personnel-related expenses, including stock-based compensation, increased by $2.3 million due to an increase in headcount. Facilities and other allocated expenses increased by $0.6 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

Research and development expenses increased by $25.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by the increase of $9.4 million related to clinical and preclinical activities and $5.0 million related to manufacturing activities. Personnel-related expenses, including stock-based compensation, increased by $8.7 million due to an increase in headcount. Facilities and other allocated expenses increased by $2.1 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increased personnel-related expenses, including stock-based compensation of $0.2 million due to an increase in headcount. Professional services and administrative expenses increased by $0.1 million due to legal, accounting, consulting and other services incurred as a public company.

General and administrative expenses increased by $5.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $3.0 million due to an increase in headcount. Professional services and administrative expenses increased by $1.5 million due to legal, accounting, consulting and other services incurred as a public company.

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

As of September 30, 2022, we had cash, cash equivalents, restricted cash, and investments of $133.8 million. As of September 30, 2022, we had an accumulated deficit of $106.3 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On October 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $350.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on October 24, 2022. To date, we have not issued any securities or received any proceeds from the sale of any securities registered pursuant to the Shelf Registration Statement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(42,216)	$(19,539)
Investing activities	28,042	(37,905)
Financing activities	749	152,939
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(13,425)	95,495

Net Cash Used in Operating Activities

Net cash used in operating activities was $42.2 million during the nine months ended September 30, 2022 and consisted of a net loss of $56.5 million offset by an increase in net assets of $5.6 million and non-cash adjustments of $8.7 million. The increase in net assets consisted primarily of an increase in accrued expenses and other current liabilities of $7.6 million and an increase in prepaid expenses and other current assets of $2.4 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $7.6 million.

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2021. Cash used in operating activities in 2021 was mainly the result of the net loss of $26.9 million and increase in prepaid expenses and other current assets of $1.2 million. This was offset by an increase in accrued expenses and other current liabilities of $3.2 million and stock-based compensation expense of $4.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $28.0 million for the nine months ended September 30, 2022 and was primarily related to maturities of investments.

Net cash used in investing activities was $37.9 million for the nine months ended September 30, 2021 and was mainly related to purchase of investments and purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million the nine months ended September 30, 2022 and was related to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2021 and was primarily related to proceeds received from the initial public offering.

Contractual Obligations

As of September 30, 2022, with the exception of future rent payments under the sub-lease agreement which is expected to commence in January 2023 (Note 5 - Leases), there have been no material changes from the contractual obligations and commitments as of December 31, 2021 previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2022, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended September 30, 2022. We held $133.8 million in cash, cash equivalents, restricted cash, and investments as of September 30, 2022. Cash equivalents and investments consisted of money market funds, corporate debt securities, commercial paper and asset backed securities. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of September 30, 2022. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We are currently conducting a Phase 1 clinical trial of our lead product candidate, BMF-219, in adult patients with relapsed or refractory acute leukemia including those with an MLL/KM2TA gene rearrangement or NPM1 mutation, as well as in adult patients with MM and DLBCL.

We have initiated our first clinical trial of BMF-219 in January 2022 and have not demonstrated an ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates and initiated our first clinical trial in January 2022. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $56.5 million and $26.9 million, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $106.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
conduct preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our IND-enabling studies for BMF-500, our planned Phase 1/1b clinical trial of BMF-219 in various types of solid tumors, and subject to clearance of our IND, our planned Phase 1/2 clinical trial of BMF-219 in type 2 diabetes in U.S sites;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. BMF-219, our lead product candidate, is in the early stage of clinical development. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative therapies in our target indications, including cancer and metabolic diseases, and competitive product candidates and technologies;
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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with genetically defined cancers and metabolic diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, BMF-219, as well as developing our other and any future product candidates, including BMF-500.

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

As of September 30, 2022, we had $133.8 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least one year past the issuance date of the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic and political conditions, inflationary pressures, increases in interest rates and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other factors.

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
•
develop or enhance our technological infrastructure and our existing research and development capabilities;
•
pursue acquisitions or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could require us to pay significant interest on borrowings or involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our inability to obtain adequate financing or financing on terms satisfactory to us could have a negative impact on our financial condition and we could face significant limitations on our ability to pursue our business strategies, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Risks Related to Product Development

Our discovery and development activities are focused on the development of novel covalent small molecule therapies, initially targeted at menin, to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant market.

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

In addition, our lead product candidate, BMF-219, is in early clinical development, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, even if we are able to develop small-molecule therapies that demonstrate positive results in preclinical studies there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or be well-tolerated.

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
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid tumors and our planned Phase 1/1b clinical trial of BMF-219 in various types of solid tumors, which may be impacted by the ongoing COVID-19 pandemic;
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
•
effectively competing with other therapies for cancer or metabolic diseases;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and have selected only one additional development candidate from our other two covalent small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Our lead product candidate, BMF-219, is in early clinical development in selected liquid and solid tumors and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications, such as for BMF-219 in type 2 diabetes, or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing and clinical trials represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•
inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
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

We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical and clinical studies will be completed on time or if our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs, and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into services agreements with any CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

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
•
delays or difficulties in clinical site initiation, including difficulties in recruiting CROs for our preclinical studies and clinical site investigators and clinical site staff for our ongoing and planned clinical trials;

•
delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials;
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

The ongoing COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence and impact of variants, plateaued or stagnant booster rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In the United States, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. HIPAA impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

As of September 30, 2022, we had 75 full-time employees, including 52 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial clinical, regulatory, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to develop BMF-219, BMF-500 or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of the IPO or subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether we have experienced an ownership change or the annual limitations, if any, that could result from such an ownership change. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We currently rely and expect to rely in the future on the use of dedicated manufacturing suites in third-party facilities or on third parties general manufacturing facilities to manufacture our product candidates, and we may rely on third parties to develop processes and testing methods for our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to develop appropriate processes and testing methods to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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
•
our ability to develop our product candidates for the treatment of type 2 diabetes or other metabolic diseases;
•
actual or anticipated variations in quarterly operating results;
•
our cash position;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•
publication of research reports about us or our industry, or menin inhibitors in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 47% of our outstanding voting stock as of September 30, 2022. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Biomea Health, LLC, Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

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

As a result of the ongoing COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and changes in fiscal policy, including higher interest rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our business could be negatively impacted by corporate citizenship and environmental, social and corporate governance matters and/or our reporting of such matters.

There is an increasing focus from certain investors, consumers, and other stakeholders concerning corporate citizenship and sustainability matters. We could be perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Sublease Agreement between the Registrant and Box, Inc. dated September 7, 2022	8-K	9/9/2022	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: November 7, 2022	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: November 7, 2022	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer