Form 10-K
period 2022-12-31
Biomea Fusion, Inc.
filed 2023-03-28
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2022, was $255,911,000.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2023 was 29,608,622.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2022 pursuant to Regulation 14A in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug applications (INDs) and other regulatory submissions;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates and the ability of our FUSION™ System to generate additional product candidates with such characteristics;
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
•
our estimates of the patient populations addressable by our product candidates, if approved, and the number of participants that will enroll in our ongoing and planned clinical trials;
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
•
We are very early in our development efforts and are substantially dependent on our lead product candidate, BMF-219. If we are unable to advance BMF-219, BMF-500 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.
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

Our lead product candidate, BMF-219, is an orally bioavailable, potent and selective covalent inhibitor of menin, built from our FUSION System. We currently have clinical studies of BMF-219 underway in patients with liquid and solid tumors, as well as patients with type 2 diabetes. Menin is an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers and in beta cell homeostasis. Menin also serves as a checkpoint to prevent beta cell proliferation. Thus, we believe inhibiting menin via BMF-219 has the potential to enable the proliferation, preservation, and reactivation of healthy, function beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 2 diabetes.

In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of December 31, 2022, BMF-219 is being evaluated in up to eight liquid and solid tumor types and in type 2 diabetes across three ongoing clinical trials.

Beyond BMF-219, we are utilizing our novel FUSION System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a covalent inhibitor of FLT3, and presented preclinical data on this program in December 2022. We expect to file an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) to study BMF-500 in acute leukemias in the first half of 2023.

We are currently advancing additional preclinical covalent programs for the treatment of select diseases and expect to nominate our third development candidate in the first half of 2023. Our goal is to utilize our capabilities and FUSION System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

After working closely together at Pharmacyclics, our Chief Executive Officer and Chairman of the Board of Directors, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann, founded Biomea Fusion, Inc. (the “Company” or “Biomea”) in 2017 with the goal of developing targeted covalent therapies for patients suffering from diseases with a high unmet medical need. Our management team has significant experience in multiple disease areas, including precision oncology and in progressing products from early-stage research to clinical trials and ultimately to regulatory approval and commercialization. Together, they bring in-house expertise in medicinal chemistry, biology, translational medicine, computational biology, and chemistry, in vitro and in vivo pharmacology, biomarker development, and manufacturing. We have also established internal expertise in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory, and quality. Our management team members have held various leadership roles at Genentech, Gilead Sciences, Pharmacyclics and Celera. We are supported by our board of directors and our scientific advisory board.

Our Programs

We believe that covalent small molecules have the potential to address key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. While as an organization we have not yet obtained approval to commercialize any of our product candidates and our management team’s past experience, including developing IMBRUVICA® (ibrutinib), does not guarantee similar results or success for Biomea, we believe such experience of our management team positions us well to deliver this opportunity for novel covalent small molecules and is a key competitive advantage. The following table summarizes our wholly owned research and development pipeline:

Our current pipeline and potentially addressable patient population

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair.

We are developing BMF-219 for the treatment of menin dependent diseases such as subtypes of acute leukemia, KRAS solid tumors, and type 2 diabetes mellitus. Preclinical studies of BMF-219 have shown sustained potent abrogation of menin-dependent oncogenic signaling and pathway control in vitro, ex vivo and in vivo. BMF-219 demonstrated consistent on-target inhibition with a strong anti-proliferative effect on various menin-dependent acute myeloid leukemia (AML) cell lines; diffuse large B-cell lymphoma (DLBCL) cell lines representing categories of double/triple hit lymphoma (DHL/THL) and double expressor lymphoma (DEL); chronic lymphocytic leukemia (CLL) ex vivo models; and multiple myeloma (MM) cell lines harboring diverse mutational backgrounds, including MYC dysregulation. BMF-219 also exhibited high potency in in vitro and ex vivo KRAS-driven cancer cell models. MYC, which exerts much of its oncogenic activity through interaction with menin, is a major downstream effector of the KRAS pathway.

At medical conferences in 2021 and 2022, we presented several abstracts and posters on BMF-219’s observed ability to alter MYC gene expression and genomic function in acute leukemia cells. We presented the pronounced cell lethality we observed with BMF-219 in two MYC-dependent DHL/DLBCL cell lines at the American Society of Hematology (ASH) Annual Meeting in 2021 and released additional preclinical data on the effect of BMF-219 in liquid and solid tumors in 2022 at American Association for Cancer Research (AACR), American Society for Clinical Oncology (ASCO), and International Myeloma Society (IMS).

In January 2022, we announced that we had initiated dosing in COVALENT-101, a Phase 1 clinical trial to explore the safety and efficacy of BMF-219 in patients with relapsed/refractory AML and acute lymphoblastic leukemia (ALL), including those with MLL/KMT2A gene arrangements or NPM1 mutations. In 2022, we amended the IND to initiate additional cohorts in the COVALENT-101 study to explore the potential utility of BMF-219 across a range of menin-dependent hematologic malignancies including MM, DLBCL, and CLL.

In October 2022, we announced the initiation of a Phase 1/1b clinical trial of BMF-219 (COVALENT-102) in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation.

In January, June, and September of 2022 we released preclinical data on the observed effect of administration of BMF-219 in multiple animal models in diabetes. Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps regulate the body’s capacity to absorb, metabolize, and convert glucose for energy. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Based on these and other scientific findings, we are exploring the potential for menin inhibition as a possible therapeutic approach to improve beta cell health and mass, and thus potentially treat an underlying driver of diabetes. In October 2022, we announced completion of the Phase 1 portion of COVALENT-111, a Phase 1/2 clinical trial of BMF-219 in healthy volunteers and adults with type 2 diabetes in Canada. In December 2022, we announced FDA clearance of the IND for BMF-219 in type 2 diabetes, allowing us to expand the COVALENT-111 study to sites in the United States. In January 2023, we announced the dosing of the first patient with type 2 diabetes in the United States.

Beyond BMF-219, we are utilizing our novel FUSION System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation covalent inhibitor of FLT3, which demonstrated picomolar IC50 values across key FLT3 isoforms,

potentially making it the most potent inhibitor of its class. Activating mutations of the FMS-like tyrosine kinase 3

(FLT3) are the most frequent genetic alteration in AML and are associated with poor prognosis. We expect to file an

IND to study BMF-500 in acute leukemias in the first half of 2023.

At the ASH Annual Meeting in December 2022, we presented BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3 internal tandem duplications (FLT3-ITD) and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, and complete tumor regression at physiologically relevant doses in mouse models of FLT3-ITD AML and maintenance of effect without continued exposure. BMF-500 selectively killed AML cells harboring FLT3 activating mutations, including MV4-11 and MOLM-13, and engineered cells expressing FLT3-ITD and/or FLT3 TKD mutations. In ex vivo cultures, BMF-500 as a single agent induced potent growth inhibition of patient-derived AML cells harboring either FLT3-ITD or FLT3 non-ITD mutations.

We are currently advancing additional preclinical covalent small molecule programs for the treatment of select cancers and expect to nominate our third development candidate in the first half of 2023. These programs will pursue novel protein targets that should have single agent activity and also have the potential to achieve a synergistic anti-tumor effect when combined with BMF-219.

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

Our scientists, with extensive backgrounds in structure-driven drug discovery and development, have taken aim at these molecular targets using covalent inhibition techniques. Most commercial drugs and clinical-stage drug candidates rely exclusively on keeping bloodstream levels at a sufficiently high amount to which the patient is constantly exposed. The patient is thus subject to unwanted side effects caused by the drug’s potentially indiscriminate activity against other targets that are not themselves out of equilibrium. In contrast, our approach specifically employs weak spots in the molecular target that can form a covalent or extremely tight bond with the drug, but in such a way that the inhibitor-protein complex is then taken out of action quickly. The only way then for the rogue protein to return is through de novo synthesis. This allows the drug to be dosed in short bursts, to do its job, and then disappear instead of having to be always present. While perhaps counterintuitive, we believe this approach affords an added degree of selectivity, since “innocent” targets are not exposed to the drug for any longer than necessary.

With a wealth of experience in delivering versatile, multibillion dollar covalent inhibitor drugs such as IMBRUVICA (ibrutinib), we believe our team is uniquely positioned to leverage this knowledge in wide variety of unmet medical needs.

Biomea aims to combine expertise in biology, chemistry, and medicine to create a suite of novel agents to improve and extend life for patients

The key elements of our business strategy include:

•
Deploy our covalent platform against high-value oncogenic drivers of cancer. Leveraging our extensive experience developing covalent drugs and our structural biology and covalent binding chemistry expertise, we built our proprietary FUSION System to design and develop a pipeline of novel covalent small molecule product candidates. We believe covalent binders offer a number of potential advantages over conventional reversible drugs, including greater target selectivity and the ability to drive deeper, more durable responses with lower drug exposure. Our goal is to utilize our capabilities and platform to become a leader in developing covalent drugs.
•
Continue to advance our lead product candidate, BMF-219, through clinical development. BMF-219 is a covalent menin inhibitor being developed for the treatment of cancers that are highly dependent on menin, including leukemias containing the mixed-lineage leukemia (MLL) fusion protein. In January 2022, we announced that we had dosed the first patient in our first-in-human Phase 1 clinical trial of BMF-219 (COVALENT-101) in patients with relapsed or refractory acute leukemia and have subsequently expanded the trial to enroll cohorts of patients with relapsed/refractory (R/R) MM, DLBCL, and CLL. We are also studying BMF-219 across a range of menin dependent solid tumors including KRAS mutant lung, pancreatic, and colon tumors in the ongoing Phase 1/1b COVALENT-102 trial. Beyond cancer, we are exploring the potential of BMF-219, to treat type 2 diabetes in the ongoing Phase 1/2 COVALENT-111 trial.
•
Continue to expand our portfolio of covalent small molecule product candidates. In addition to BMF-219, we are advancing two other preclinical covalent programs for the treatment of select cancers and announced our second development candidate, BMF-500, a covalent FLT3 inhibitor in May 2022. We expect to nominate our third development candidate in the first half of 2023. Both of these preclinical programs target clinically validated mechanisms of action and are complementary to the menin pathway.
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
•
Maintain our entrepreneurial outlook, scientifically rigorous approach, and culture of tireless commitment to patients. We will continue to apply transformative science in the development of novel targeted therapies for patients suffering from cancers with limited therapeutic options. We intend to continue building our team of qualified individuals who share our commitment to collaboration and scientific rigor in the development of novel covalent product candidates that may have the potential to treat patients with genetically defined cancers and metabolic diseases.

Background on Covalent Inhibition

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

Forming a covalent bond between a target protein and covalent drug can be described as a two-step process. First, the compound creates a reversible, non-covalent bond to the target protein that can enable a covalent bond by placing a reactive atom on the drug compound close to a complementary reactive atom on the target protein. The second step involves the formation of a specific and long-lived covalent bond between the complementary moieties, resulting in a complex that persists throughout the lifetime of the target protein and effectively permanently disables target protein function.

Key Advantages of Covalent Drugs

Since the discovery of aspirin in 1899, covalent drugs have shown the potential to offer a number of potential safety, tolerability, and efficacy advantages over conventional reversible drugs through multiple mechanisms.

Persistent site occupancy of a marketed, covalent inhibitor in the absence of sustained drug exposure

Beyond aspirin and ibrutinib, a number of covalent inhibitors have been approved by the FDA, including sofosbuvir (marketed as SOVALDI® for hepatitis C virus), tenofovir (marketed as VIREAD® for hepatitis B virus), osimertinib (marketed as TAGRISSO® for NSCLC), and bortezomib (marketed as VELCADE® for MM and mantle cell lymphoma).

Challenges in Developing Covalent Drugs

Despite the potential advantages of covalent drugs, the majority of approved drugs are reversible binders. The inherent challenges in creating covalent drugs present significant barriers to entry to discover and develop these molecules. The key challenges in developing covalent drugs include:

•
Complexity. The discovery and development of covalent drugs requires significant structural knowledge and medicinal chemistry capabilities, including the ability to construct complex novel chemical scaffolds. In addition, not all disease-causing proteins have the properties necessary for the application of covalent binding. While advancements in structural knowledge of the proteome provides greater opportunity to identify potential targets for covalent binding, we believe the lack of specialized medicinal chemistry expertise needed to leverage this knowledge has impeded the development of covalent drugs.
•
Safety and toxicity. While the covalent binding modality can provide a high degree of selectivity, poorly conceived molecules with promiscuous binding profiles can pose a risk of significant off-target interactions and safety concerns. Given this significant and long-standing challenge, without the structural biology and covalent binding chemistry expertise, drug developers have historically been discouraged from pursuing covalent binders.

At Biomea, we believe we are positioned to leverage the significant expertise, foundational knowledge, and capabilities that our management team first acquired while developing ibrutinib and that we have expanded and refined over the last three years to create our FUSION System discovery platform.

Our FUSION™ System Discovery Platform

We believe that covalent small molecules have the potential to address the key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. Leveraging our extensive experience developing covalent drugs and covalent binding chemistry expertise, we built our proprietary FUSION System to enable the design and development of novel covalent small molecule product candidates against high-value oncogenic drivers of cancer. The system also has the capability to create a novel non-covalent inhibitor, which we may advance depending on the target. We have described some of the differences between the FUSION System and traditional small molecule drug discovery approaches below:

The FUSION System leverages AI/VR matching and custom synthesis to develop novel drugs

Our FUSION System discovery platform encompasses the following:

•
Target Selection Validation and AI/VR Matching: We use our expertise in structural biology and covalent binding chemistry to identify both validated and novel targets that we believe may have a demonstrable and specific impact on disease and have particular structural characteristics that would be amenable to direct intervention with a covalent binder.
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
•
Molecule Optimization/Refinement: Using our proprietary suite of computational technologies, assays, analytical approaches, chemistry, and know-how we strive to maximize the potential selectivity, potency, safety, and convenience of our oral, covalent small molecule product candidates. We avoid compound library screening, which results in highly selective/specified scaffolds. This saves considerable time during the lead optimization step.

We aim to leverage our capabilities and platform to establish ourselves as a leader in developing covalent small molecules in order to maximize the depth and durability of clinical benefit for patients with various cancers and metabolic diseases.

Our Initial Focus: Menin

Menin is a protein important to transcriptional regulation, impacting major processes such as cell cycle control, apoptosis and DNA damage repair. It plays an essential role in oncogenic signaling in subgroups of genetically defined leukemias, such as MLL-r, and other cancers dependent on menin. Inhibition of menin is a novel approach to cancer treatment.

The BROAD Institute elucidated the dependence of menin on various cancer types and has made this work available for public access via the DEPMAP portal. The dependence of various cancers on menin is shown in the figure below. Cell viability scores have shown that menin plays a key role in survival of multiple tumors. High menin dependency in liquid and solid tumors, beyond acute leukemias, provides rationale for further analysis in dependent tumor types. Biomea is clinically exploring the potential for covalent inhibition of menin in a variety of liquid and solid tumor types.

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

TF activity interference using chip-seq of differentially expressed genes in MOLM-13 cells incubated with 500 nM BMF-219 at 24 hours. Each bar represents a study in the GEO repository using the specified TF antibody

In MOLM-13 cells treated with BMF-219, the top transcription factors regulating gene expression were MYC and its cofactor MAX. IRF4, MYC, and MAX are known drivers for some forms of DLBCL, (addicted) multiple myeloma, and multiple additional tumors.

Inhibition of menin is a novel approach to cancer treatment. The figure below highlights the menin complex partner / downstream effector that is associated with each of the respective indications that could benefit from treatment with a covalent menin inhibitor.

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

Depiction of leukemic pathway associated with aberrant menin-MLL fusion complex

Approximately 20,000 and 6,000 patients in the United States are diagnosed annually with AML and ALL, respectively. MLL-r leukemia has limited therapeutic options and represents approximately 10% of acute leukemias in adults and approximately 70% of acute leukemias in infants. In addition to MLL-r, MLL signaling in some forms of MLL wild-type (MLL-wt) AML have also been implicated, including those bearing independent oncogenic mutations in nucleophosmin (NPM1), a molecular chaperone, and DNA-methyltransferase 3A (DNMT3A), a methyl transferase. These subpopulations together represent approximately 45% of AML cases.

Patients with MLL rearrangements often suffer from failure of induction therapy or disease relapse, resulting in poor clinical outcomes. In pediatric AML, the five-year event-free survival rate on average is 44% but ranges between 11% and 92% depending on the MLL-translocation subtypes. In ALL, the five-year survival rate for people aged 20 and older is approximately 40% and for people under the age of 20 it is approximately 89%. However, pediatric MLL-r ALL patients fare much worse, with four-year survival rates as low as 10%, compared to 64% for those without MLL rearrangements.

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

Menin & MYC – DLBCL, MM, CLL and KRAS Solid Tumors (Lung, Pancreatic, and Colorectal)

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

The role of menin in the MYC transcriptional complex, facilitating the expression of MYC target genes

DLBCL is the most common subtype of Non-Hodgkin Lymphoma. DLBCL starts in white blood cells called lymphocytes and it usually grows in lymph nodes. Every year, approximately 18,000 people in the U.S. are diagnosed with DLBCL. Following initial treatment with standard chemotherapy, approximately 70% of patients have a complete response and approximately 50% of patients are cured. There is a substantial unmet need for patients with relapsed or refractory DLBCL as median overall survival is between six and seven months in this group. Double Hit Lymphomas (DHL), Triple Hit Lymphomas (THL), and Double Expressor Lymphomas (DEL) are high grade B-cell lymphomas (HGBLs) that have high MYC and BCL2 or BCL6 dependency. Based on their aggressive nature, DHL, THL, and DEL represent a large portion of the relapsed or refractory DLBCL population.

MM is a cancer of plasma cells, which make antibodies (immunoglobulins) and are mainly located in the bone marrow. As cancerous cells migrate from the bone marrow, organ damage due to excess immunoglobulins in bones and blood and weakening of bones are common features. Approximately 35,000 people in the U.S. are diagnosed with MM each year and the five-year relative survival rate is approximately 56% (Source: NCI SEER Data). While many therapeutic options are available to patients, a subset of highly refractory patients exists. In these patients, overall survival is as low as 6 months. Additionally, it is estimated that more than 60% of MM patients have menin dependent genetic drivers (MYC addicted or driven) and that these drivers are more common in the relapsed or refractory setting.

CLL is a chronic leukemia that progresses relatively slowly and typically impacts older adults. In the United States, approximately 20,000 patients are diagnosed with CLL each year. CLL is a disease of malignant B lymphocytes, for which standard-of-care agents are generally well tolerated; however, CLL patients with certain genetic backgrounds demonstrate inferior outcomes to these regimens. While the existing treatments options produce 5-year survival outcomes greater than 87%, there is an unmet need for patients that have high- or medium-risk cytogenetic profiles and those that are relapsed or refractory to existing treatments.

Non-Small Cell Lung Cancer (NSCLC) is the most common form of lung cancer, representing approximately 84% of all lung cancer cases or approximately 200,000 cases in the U.S. each year. Additionally, the five-year survival rate of NSCLC is approximately 26%. While lung cancer is the third most common form of cancer in the U.S. based on incidence, lung cancer contributes to the highest number of annual cancer deaths in the U.S. KRAS is a key node in the RAS signaling pathway, which can be oncogenic. KRAS is the most frequent oncogene in NSCLC, occurring in approximately 30% of patients with NSCLC. Notably, RAS signaling is known to result in active MYC, which can facilitate pro-tumor transcriptional processes. KRAS-targeted inhibitors have shown efficacy in KRAS mutant NSCLC patients in clinical trials.

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

Colorectal cancer is the fourth most common form of cancer in the U.S., representing approximately 150,000 cases in the U.S. each year. These cancers start in the rectum or the colon and can be diagnosed/identified early, even potentially as noncancerous polyps. The five-year survival rate of CRC is approximately 65%. Among other mutations, KRAS mutations occur in approximately 40% of patients with CRC.

Menin & Beta-Cell Biology – Diabetes

Diabetes mellitus is characterized by a reduced ability to produce insulin and/or by a dysregulated response to insulin and affects approximately 37 million people in the U.S. (Source: CDC). Diabetes is one of the largest economic burdens on the U.S. health care system and the 7th leading cause of death in the U.S. According to the CDC, worldwide 537 million adults have diabetes. In the United States alone, 37.3 million Americans have diabetes, 11.3% of the population. 96 million adults (more than 1 in 3) in the U.S. have pre-diabetes. In the United States, $1 out of every $4 in U.S. health care costs is being spent on caring for people with diabetes. In 2021, the U.S. spent $380 billion to treat diabetes. Today, diabetes is an uncontrolled disease despite the availability of current medication. There is a significant need for the treatment and care of diabetes patients.

Diabetes is grouped into a few clinical categories based on etiology or timing of diagnosis according to the latest guidance from the American Diabetes Association (ADA). Accounting for 1.6 million diagnosed patients in the U.S., type 1 diabetes is due to autoimmune beta cell destruction, usually leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood. Type 2 diabetes has been diagnosed in approximately 25.3 million people in the U.S. and is due to a progressive loss of adequate beta cell insulin secretion frequently on the background of insulin resistance. The primary treatment goal is to achieve glycemic control by reducing HbA1c (A1c), a marker for the amount of sugar in the bloodstream, to 6.5% or lower. Glycemic control is a validated approach to delaying disease progression, which leads to significant and potentially fatal renal, cardiac, neurological, and ophthalmic comorbidities.

Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin. Insulin is a hormone that helps the body use glucose for energy and helps control blood glucose levels. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Notably, it has previously been shown that knocking out the gene responsible for the creation of menin (MEN1) has been observed to produce profound glycemic control in diabetic animal models (see below). Based on these and other scientific findings, we are exploring the potential for menin inhibition as a viable therapeutic approach to permanently halt or reverse progression of type 2 diabetes.

MEN1 knockdown led to profound glycemic control in a streptozotocin-induced hyperglycemia mouse model

BMF-219 in Oncology

Our lead product candidate, BMF-219, is designed to be a potent, selective, orally bioavailable, covalent inhibitor of menin that disrupts the protein-protein interaction between menin and MLL. We are developing BMF-219 for the treatment of cancers that are highly dependent on menin, including leukemias containing the MLL fusion protein. In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models, including MLL-r AML, NPM1 mutant AML, MYC driven/addicted liquid tumors (e.g., DLBCL and MM), and KRAS mutant colorectal, lung, and pancreatic tumors. Based on our preclinical findings, we believe our covalent approach may have significant advantages over reversible inhibitors, including selectivity, potency, durability, and safety.

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

As reflected in the figure below, in this model we observed substantial down regulation of MEN1 along with MEIS1, HOXA9, and DNMT3A, which are common gene signatures for menin-MLL and NPM1 altered leukemias. Published studies of reversible menin inhibitors have shown downregulation of signature genes after six days of inhibition. To evaluate target engagement and explore potential differences in onset of action for our reversible and covalent menin inhibitors, we evaluated expression levels at 6 and 24 hours following treatment. Our reversible inhibitor showed limited impact on signature genes over 24 hours, but we observed rapid down regulation of menin dependent genes for BMF-219 and observed up to approximately 80% reduction in readout genes by six hours and approximately 95% reduction at 24 hours compared to control.

Reduction in menin dependent gene expression demonstrated BMF-219 target engagement

As reflected in the figure above, profiling of signature genes in menin-MLL and NPM1 altered leukemias showed rapid downregulation upon treatment with BMF-219, a covalent menin inhibitor. Treatment with BMF-05, a reversible menin inhibitor, showed limited impact on signature genes similar to dimethyl sulfoxide (DMSO) vehicle control at these time points, which is consistent with published findings for other reversible menin inhibitors. The Y-axis represents Transcripts Per Million (TPM).

Published preclinical studies have also shown that disruption of the menin-MLL interaction led to differentiation of leukemic cells to myeloid cells. As a result, we have tested reversible and covalent menin inhibitors in MOLM-13 cells to determine if treatment would promote differentiation, as exhibited by an increase in integrin subunit alpha M (ITGAM), which encodes CD11b, a surface marker associated with myeloid differentiation. As reflected in the figure below, at 24 hours following administration, we observed dose dependent elevation of myeloid marker gene expression with BMF-219 treatment. Meanwhile, comparable exposures of reversible menin inhibitors (BMF-05, BMF-13 and BMF-214, three of our proprietary reversible menin inhibitors) reflected no change from vehicle controls. However, the reversible inhibitors were able to upregulate ITGAM at a 10-fold increase in exposure. While we believe these results support our hypothesis regarding the role of the menin pathway, they also highlight the potential need for reversible inhibitors to have high clinical exposures in order to achieve sufficient menin suppression to affect disease.

Responses of myeloid differentiation marker ITGAM at 24 hours demonstrated target engagement. Y-axis represents the Transcripts Per Million (TPM). Data are presented for DMSO vehicle control, proprietary reversible menin inhibitors (BMF-05, BMF-13, BMF-214), and BMF-219

We explored the impact of BMF-219 treatment on key oncogenic genes in MOLM-13 cells in preclinical models. Significant changes in gene expression of BCL-2, MYC, and HOXA9 were observed after 24 hours of treatment with BMF-219. The figure below compares gene expression data in MOLM-13 cells after 16 hours of treatment with KO-539, a reversible menin inhibitor, that was published at the ASH Annual Meeting in 2021.

Comparison of gene expression data for key genes in MOLM-13 cells. Data for BMF-219 was gathered after 24 hours of BMF-219 treatment at 500 nM and 1,000 nM concentrations and was generated by the Biomea team. Data for KO-539 was gathered after 16 hours of KO-539 treatment at 250 nM and 1,000 nM concentrations and was generated by a research group at MD Anderson and subsequently published at the ASH Annual Meeting in 2021

In-vitro Studies

To evaluate potential activity of the covalent menin inhibitor BMF-219 in leukemia models, we examined the impact of menin inhibition on metabolic activity and cell survival. As reflected in the figures below, treatment with BMF-219 demonstrated rapid shut down of metabolic activity, which was sustained over the 14-hour study duration. BMF-219 responses were superior to tested reversible menin inhibitors (BMF-05 and MI-503) with respect to both onset and durability of metabolic suppression.

Metabolic activity in menin inhibitor treated leukemia cell lines reflected rapid and durable responses following administration of covalent menin inhibitor BMF-219 (560 nM exposure of all compounds). Y-axis represents fluorescence units measured as an output of ATP production, a measure of viable cells

Treatment with BMF-219 also led to apoptosis in menin driven leukemia models, resulting in a notable reduction in cell survival. Responses were observed for BMF-219 treatment at the lowest tested doses across all cell lines, while the reversible inhibitors showed limited responses at the lowest dose and were unable to eliminate tumor cells at any tested dose.

Cell survival assay across AML cell lines after seven days shows differentiated responses to covalent menin inhibitor BMF-219 relative to reversible inhibitors

We also conducted cell proliferation assays on a panel of well-characterized leukemia cell lines to evaluate the potency of BMF-219. The panel included: MLL-AF4 translocated, internal tandem FLT3 duplicated bi-phenotypic B-myelomonocytic leukemia (i.e. ALL/AML) cell line MV4;11; MLL-AF9 translocated, internal tandem FLT3 duplicated AML cell line MOLM-13; and NPM1-mutated AML cell line OCI-AML3. We are comparing in the figure below the cell killing ability of BMF-219 in leukemic cells to the cell killing of reversible inhibitors in similar experiments. The data for reversible inhibitors on the right of the figure was generated by a research group at MD Anderson and was published at the ASH Annual Meeting in 2021.

Cell killing effect of BMF-219 in acute leukemia cell lines compared against similar data from reversible menin inhibitors published at the ASH Annual Meeting in 2021

In addition to impacting leukemic cell lines, menin is a known dependency in other liquid tumors, including MM and DLBCL. Menin dependency has also been seen in multiple solid tumors including Ewing’s sarcoma and KRAS driven cancers. As part of our ongoing discovery efforts, we screened BMF-219 against a panel of tumor models and observed potent growth inhibition in multiple menin-dependent cancer cell lines, including MM.

Representative cell survival time course from a multiple myeloma model (KMS-20 cell line, 0.56µM doses) shows relative effect of the covalent inhibitor BMF-219 versus a reversible inhibitor BMF-05

We also explored the potential potency of BMF-219 in KRAS dependent tumors using a long-term proliferation assay. A representative cell survival time course from a G12C KRAS mutation driven pancreatic cancer line (MIA-PaCa-2, 0.56 µM doses) shows the effects of treatment with the covalent inhibitor BMF-219. A broader panel of these studies demonstrated potent growth inhibition in multiple models covering both G12C and G12D KRAS mutations.

Representative cell survival time course from a KRAS mutant pancreatic cancer model (MIA-PaCa-2 cell line, 0.56µM doses) shows relative effect of the covalent inhibitor BMF-219 versus reversible inhibitors MI-503 and BMF-05

Single agent BMF-219 also showed strong and highly specific pan-KRAS anti-cancer activity as a single agent across KRAS G12C, G12D, G12V and G13D mutant cell lines including in NSCLC, CRC, and the most prevalent type of pancreatic cancer, PDAC. Across tested cell lines and KRAS mutations, BMF-219 produced higher growth inhibition compared to two approved KRAS G12C inhibitors as well as two clinical non-covalent menin inhibitors.

Growth inhibition effect of BMF-219 across KRAS G12C, G12D, G13D, and G12V mutant cell lines but not WT KRAS as presented at the AACR Annual Meeting in 2022, “Irreversible Menin Inhibitor, BMF-219, Exhibits Potent Cytotoxicity in KRAS-Mutated Solid Tumors” (Abstract 2665)

BMF-219 also demonstrated potent single agent activity across multiple preclinical models in DLBCL and MM. To measure cell killing, cells were cultured in the presence of menin inhibitor for 72 hours or 14 hours and viable cell count measure by CTG readout. The % cell killing relative to untreated cultures was measured at 72 hours and 14 hours. Data tabulated was averaged from two independent experiments.

BMF-219 at 1µM induced potent killing with 80-97% cell death following 72 hours drug treatment. In comparison, the reversible menin inhibitors MI-503 and a clinical reversible menin inhibitor induced much less potent killing (20-35% cell killing with 3µM MI-503).

BMF-219 Exerted Potent Lethality Against Representative DLBCL (Toledo & U2932) & MM Cell Lines (SKMM1 & OPM2) as presented at the IMS Annual Meeting in 2022, “Anti-tumor Activity of Irreversible Menin Inhibitor, BMF-219, in High Grade B-Cell Lymphoma and Multiple Myeloma Preclinical Models” (Poster P-107)

BMF-219 was observed in preclinical studies to reduce menin protein in MM and DLBCL cells. Quantitation of menin protein expression in SKMM1, OPM2, Toledo and U2932 cell line treated with BMF-219, clinical reversible menin inhibitor or preclinical reversible menin inhibitor, MI-503, for 14 hours. Average menin protein expression is of three independent experiments. WES blot is a representative from one single experiment. Cells were cultured in the presence of menin inhibitors for 72 hours or 14 hours. Average % cell killing treated at 72 hours and 14 hours are from two independent experiments.

BMF-219 exerted pronounced decrease in menin protein expression in MM and DLBCL cell lines as presented at the IMS Annual Meeting in 2022, “Anti-tumor Activity of Irreversible Menin Inhibitor, BMF-219, in High Grade B-Cell Lymphoma and Multiple Myeloma Preclinical Models” (Poster P-107)

In summary, we have screened the effects of BMF-219 across a range of cancer cell lines and observed potent growth inhibition. These findings support our belief that BMF-219 has significant potential to address a broad range of cancers.

Ex-vivo Studies

Continuing our focus on the well-characterized menin dependency in leukemia, we investigated patient derived AML samples and the impact of reversible and covalent inhibition of the menin-MLL interaction on proliferation. As reflected in the figure below, covalent inhibition with BMF-219 and BMF-T2 (a derivative of BMF-219) led to significant growth inhibition and showed substantial advantages over the selected reversible inhibitors.

Treatment of patient derived AML cells with menin inhibitors showed potent inhibition of proliferation with covalent drugs (BMF-219 and BMF-T2) versus reversible drugs (BMF-5, BMF-13, MI-503) at 1µM exposure, six days

In comparison, to achieve similar levels of growth inhibition, the selected reversible inhibitors studied required dose concentrations approximately ten-fold greater than our respective IC90 values. We believe these findings support our hypothesis that a covalent inhibitor could potentially provide greater therapeutic benefit at lower exposure-levels versus reversible inhibitors.

Treatment of patient derived AML cells with reversible menin inhibitors at drug exposures 10-fold greater than IC90(10µM) showed robust inhibition of proliferation at six days

Single agent BMF-219 also produced near complete inhibition of growth at 1.1μM in KRAS G12C and G12D ex-vivo patient samples.

Growth inhibition of ex-vivo KRAS mutant Cells from Patients (1.1 µM Exposure) as presented at the AACR Annual Meeting in 2022, “Irreversible Menin Inhibitor, BMF-219, Exhibits Potent Cytotoxicity in KRAS-Mutated Solid Tumors” (Abstract 2665)

BMF-219 also produced near complete growth inhibition in both THL and MYC amplified DLBCL ex vivo patient samples at approximately1µM exposure. These responses were also superior to clinical reversible (non-covalent) inhibitors with respect to cell growth inhibition at the concentrations tested.

BMF-219 exerted pronounced lethality in DLBCL patient derived models ex vivo as presented at the AACR Annual Meeting in 2022, “Anti-tumor Activity of Irreversible Menin Inhibitor, BMF-219, in High Grade B-Cell Lymphoma and Multiple Myeloma Preclinical Models” (Abstract 2654)

BMF-219 demonstrated broad activity with over 98% cell lethality across ex vivo patient-derived CLL tumor models with varying cytogenetic risk profiles and Rai stages, including high- and intermediate-risk cytogenetic profiles which represent a significant unmet clinical need. BMF-219 showed consistently strong activity compared to venetoclax and significantly greater activity than a clinical reversible menin inhibitor. BMF-219 responses were superior to clinical reversible (non-covalent) inhibitors with respect to cell growth inhibition at the concentrations tested.

Growth Inhibition of BMF-219 in patient-derived CLL ex vivo models grouped by genetic background and Rai Stages as presented at the ASCO Annual Meeting in 2022, “Preclinical Activity of irreversible menin inhibitor, BMF-219, in Chronic Lymphocytic Leukemia” (Abstract 7541)

Additionally, BMF-219 exhibited robust growth inhibition in patient samples that were less responsive to standard-of-care agents bendamustine and ibrutinib. Representative dose response curves for BMF-219 or clinical reversible menin inhibitor are shown for patient-derived samples from CLL patients displaying clinical profiles of progression after prior therapy with bendamustine (C) or ibrutinib (D), or ibrutinib pretreated and subsequently progressed on ibrutinib and venetoclax (E).

Clinical samples with progression after prior treatment with bendamustine or ibrutinib as presented at the ASCO Annual Meeting in 2022, “Preclinical Activity of irreversible menin inhibitor, BMF-219, in Chronic Lymphocytic Leukemia” (Abstract 7541)

In-vivo Studies

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

Fluorescence imaging of the disseminated MV4;11-luc xenograft model treated for 14 days at 40mg/kg with BMF-219 vs. control. Pseudo-colored area and intensity indicates level of tumor burden

Mean body weight data from our xenograft studies provided an early assessment of safety and tolerability showing that BMF-219 treatment was generally well-tolerated at various doses in a rodent model system. BMF-219 was administered once daily at 20 mg/kg or 40 mg/kg via IV for 14 days and caused minimal changes in body weight from baseline or vehicle control.

Body weight with BMF-219 treatment showed limited change from baseline and vehicle controls

We have also completed seven-day, non-GLP toxicology studies in rats and dogs where daily oral administration of BMF-219 showed that the compound was generally well-tolerated in both species. Additionally, our pharmacodynamic (PD) studies, which dosed daily up to 14 consecutive days, showed that BMF-219 was generally well-tolerated. We believe these results further support the advancement of BMF-219 into IND-enabling toxicology studies.

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

Screening of metabolic activity in BMF-219 treated cells with WT MLL, but no menin-driven disease mechanism showed negligible impact on viability. 0.25µM exposure. The cell lines BC-1, BCP-1, BV-173, K562, and U937 were composed of, respectively, cells that were hematopoietic (B lymphoblast), hematopoietic (B lymphoblast), leukemia (B-cell pre), hematopoietic (bone marrow), and hematopoietic (bone marrow)

Kinase Screening

We have also conducted extensive in-house comparative 3D structural analysis of the protein, which has revealed that the binding pocket we seek to target on menin showed limited structural similarity to some tyrosine kinases known to be of functional relevance in hematological cancers. At a standard compound test concentration of 0.1 µM, BMF-219 displayed high selectivity and limited off-target kinase inhibition. Of the 169 kinases tested, only six showed any inhibition by any of our novel molecules tested. Furthermore, only two wild type kinases showed greater than 50% inhibition upon treatment with BMF-219. We believe this result supports the potential of our FUSION System to generate target-specific compounds.

Glutathione Reactivity

We have also employed the widely used glutathione (GSH) reactivity assay to investigate potential non-specific binding liabilities from electrophilic residues necessary to enable covalent binding. The assay measures the depletion of the tested drug as it forms non-specific complexes with the strong nucleophile GSH and returns drug half-life (t1/2) as a readout. Drugs with limited non-specific interactions have long half-lives, as the drug does not get consumed in a reaction with GSH. In such studies, BMF-219 showed negligible interaction with the strong nucleophile GSH and showed less reactivity than the approved covalent drugs omeprazole and neratinib. We believe this result, if replicated in humans, could lead to less non-specific binding and potential off-target effects for BMF-219. The table below shows GSH reactivity studies demonstrating limited non-specific binding liability of BMF compounds. 1µM of compound was incubated with 5 mM of glutathione (5,000 eq).

Glutathione reactivity of BMF-219 as compared to other drug and drug candidates

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

Drug Properties

We believe the results observed for BMF-219 in our preclinical studies suggest the potential for this compound to be evaluated as an oral, once-daily treatment for menin driven cancers. With limited formulation work, the compound showed favorable pharmacokinetic (PK) and PD results, and bioavailability that enabled sufficient exposure for us to conduct in vivo efficacy and safety studies with oral dosing in mouse, rat, and dog studies. We also tested the metabolic stability of BMF-219 in preclinical studies and have observed no cytochrome (CYP) inhibition to date.

BMF-219 – Clinical Development in Oncology

We are developing BMF-219 for the treatment of liquid and solid tumors that are highly dependent on menin, including leukemias containing the MLL fusion protein. In September 2021, we announced that the U.S. FDA had cleared our IND application to begin a Phase 1 trial of BMF-219 (COVALENT-101) in adult patients with R/R acute leukemia including those with an MLL/KMT2A (Mixed Lineage Leukemia/Lysine Methyl Transferase) gene rearrangement or nucleophosmin 1 (NPM1) mutation. In December 2021, we amended our IND to include subsets of MM and DLBCL patients. In January 2022, we announced the dosing of the first leukemia patient in our COVALENT-101 trial and in June 2022, we announced the dosing of the first patient in the MM cohort of COVALENT-101. In September 2022, we amended the IND to also include subsets of patients with chronic lymphocytic leukemia (CLL) and announced the dosing of the first patient in the CLL cohort in October 2022.

COVALENT-101 is an ongoing Phase 1 first-in-human dose-escalation and dose-expansion study of BMF-219 in adult patients with R/R hematologic malignancies (NCT05153330). The study is enrolling four cohorts: AML/ALL (Cohort 1), DLBCL (Cohort 2), MM (Cohort 3) and CLL (Cohort 4).

COVALENT-101 trial design (NCT05153330)

In October 2022, we announced FDA clearance of the IND application for BMF-219 in KRAS mutant solid tumors and the initiation of a Phase 1/1b clinical trial (COVALENT-102). COVALENT-102 is examining BMF-219 as a monotherapy in patients who have unresectable, locally advanced, or metastatic NSCLC, CRC or PDAC with a KRAS mutation. A targeted pan-KRAS inhibitor has the potential to treat the estimated 25-35% of NSCLC, 35-45% of CRC, and approximately 90% of PDAC patients with a KRAS mutation. In January 2023, we announced the dosing of the first patient in the COVALENT-102 study.

COVALENT-102 trial design (NCT05631574)

BMF-219 – in Diabetes

BMF-219 Tested in Two Diabetes Animal Models

Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin. Insulin is a hormone that helps the body use glucose for energy and helps control blood glucose levels. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Insulin resistance leads to an increase in beta cell workload, which ultimately leads to beta cell failure and death and the progression of type 2 diabetes. Type 1 and type 2 diabetes result in beta cell loss and reduction in beta cell mass.

Diabetes progression of type 1 and type 2 driven by beta cell loss

Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Notably, it has previously been shown that knocking out the gene responsible for the creation of menin (MEN1) produced profound glycemic control in diabetic animal models. Based on these and other scientific findings, Biomea explored the potential for menin inhibition with BMF-219 as a viable therapeutic approach to permanently halt or reverse progression of type 2 diabetes.

We conducted two diabetes animal experiments to measure the potential impact of BMF-219 for the treatment of type 2 diabetes; the Zucker Diabetic Fatty (ZDF) rat, a widely studied model of obesity and insulin resistance in rats, and the Streptozotocin-Induced Diabetes (STZ) induced rat, a widely studied model by which diabetes is induced using an antibiotic (STZ) that produces pancreatic islet β-cell destruction. In both models, we observed that BMF-219 worked to normalize glucose levels in the majority of animals after just two weeks of treatment. Notably, the majority of the effect was maintained despite complete washout of BMF-219 in ZDF rats.

Two diabetes preclinical models interrogating the therapeutic effect of BMF-219

We presented data from these experiments at the 2022 ADA Annual Meeting Scientific Sessions, which showed BMF-219’s strong, prolonged glycemic control, insulin sensitization, and HbA1c reduction in two preclinical rat models of diabetes. At the ADA, we featured results from preclinical studies testing BMF-219 in two separate Zucker Diabetic Fatty (ZDF) rat models against pioglitazone (a thiazolidinedione) and liraglutide (a Glucagon like Peptide-1 agonist) and also against pioglitazone in a streptozotocin (STZ)-induced rat model. Notably, BMF-219 was superior to pioglitazone in an oral glucose tolerance test (OGTT), an assessment of glucose metabolism and processing, in the STZ beta cell ablation model during the treatment period. In this model, BMF-219, but not the active comparator, pioglitazone, restored non-fasting glucose levels to near normal baseline by treatment day eight and significantly reduced blood glucose levels compared to vehicle and pioglitazone during an OGTT in STZ rats (mean AUC reduction of 41%, p<0.05) at day 17, suggesting that BMF-219 rapidly induced pancreatic beta cell regrowth and function.

BMF-219 demonstrated strong activity in beta cell loss animal model (STZ Rat) as presented at the ADA Annual Meeting in 2022, “Oral Long-Acting Menin Inhibitor Normalizes Type 2 Diabetes Mellitus (T2DM) in Two Rat Models”

BMF-219 also achieved glycemic control via similar assessments in both ZDF models at all timepoints, including superior glycemic control compared to pioglitazone after the washout period. In the ZDF model, BMF-219 and pioglitazone showed similar glycemic control during an OGTT while the drug was present (AUC reduction of 54%, p<0.001) but only BMF-219 treated rats saw weight loss while on the drug and maintained glycemic control two weeks after washout (AUC reduction of 40%, p<0.05), which indicated prolonged glycemic control.

ZDF rat preclinical trial experiment. Rats treated with BMF-219, pioglitazone or vehicle control for 16 days were monitored for blood glucose levels by OGTT on day 29, ~2 weeks after administration of the last dose, as presented at the ADA Annual Meeting in 2022, “Oral Long-Acting Menin Inhibitor Normalizes Type 2 Diabetes Mellitus (T2DM) in Two Rat Models”

ZDF rats treated with BMF-219 showed ~2 weeks after administration of the last dose an AUC reduction of 40%, (p<0.05) as presented at the ADA Annual Meeting in 2022, “Oral Long-Acting Menin Inhibitor Normalizes Type 2 Diabetes Mellitus (T2DM) in Two Rat Models”

BMF-219 displayed durable glycemic control during drug washout and two weeks after the last dose as presented at the ADA Annual Meeting in 2022, “Oral Long-Acting Menin Inhibitor Normalizes Type 2 Diabetes Mellitus (T2DM) in Two Rat Models"

A four-week BMF-219 treatment in ZDF rats also resulted in a significant reduction in HbA1C at Day 21, which reached 3.5% absolute reduction versus vehicle, compared to liraglutide (1.7% at Day 29), and remained reduced throughout the entire study, including post-treatment. At all BMF-219 doses, this significant reduction in HbA1C in ZDF rats was maintained during the 15-day washout period after the last dose and significant reduction in HbA1c was maintained after drug washout by only BMF-219, while the lowering of HbA1c by liraglutide vs. control on Day 43 was not statistically significant. In addition to OGTT, blood glucose, insulin, C-peptide, HbA1c lipemic levels, and weight were also assessed.

BMF-219 demonstrated strong activity in insulin resistant animal model (ZDF Rat) as presented at the ADA Annual Meeting in 2022, “BMF-219, displays a significant and durable reduction in HbA1c in a Type 2 Diabetes Mellitus Rat Model”

In September 2022, we presented additional data in two oral abstracts (“Oral Menin Inhibitor, BMF-219, displays a significant and durable reduction in HbA1c in a Type 2 Diabetes Rat Model” and “Oral Long-Acting Menin Inhibitor, BMF-219, Normalizes Type 2 Diabetes Mellitus in Two Rat Models”) at the European Association for the Study of Diabetes (EASD) Annual Meeting in Stockholm, Sweden. Treatment with BMF-219 led to an increase in beta cell mass in ex vivo experiments with human donor islets and displayed the ability to restore and preserve beta cell function in two animal models of type 2 diabetes. BMF-219 showed improved pancreatic beta cell function and beta cell area, insulin sensitivity, blood lipid levels, weight decline, and glycemic control in the rat models (ZDF and the STZ) during the dosing period, and importantly, glycemic control was maintained after the dosing period ended. BMF-219 treatment resulted in a sustained increase in beta cell area and function in the ZDF diabetic rats observed at the end of treatment and two weeks following succession of therapy, compared to rats treated with vehicle or active control pioglitazone, which showed a decline in beta cell area and function.

We believe BMF-219 is an innovative, investigational molecule with paradigm shifting potential for the treatment of diabetes. BMF-219 is being developed as an oral and transient treatment for the regeneration, preservation, and reactivation of beta cells with a durable effect after drug discontinuation. BMF-219 may be disease modifying via the restoration of beta cell homeostasis. BMF-219 may also be synergistic with GLP-1 based treatments while potentially insulin sparing. A potential utility for BMF-219 may be in the prevention of type 2 diabetes (as there are over 90 million prediabetic patients in the U.S.). The use of BMF-219 may also lead to the potential reduction in insulin dependence. We also believe BMF-219's mechanism of action and impact on beta cells may have a positive impact even on other related diseases, including nonalcoholic steatohepatitis (NASH), chronic kidney disease (CKD) and cardiovascular disease (CV).

BMF-219 – Clinical Development in Diabetes

In October 2022, we announced the completion of the Phase 1 portion of COVALENT-111 in healthy volunteers in Canada and the dosing of the first patient with type 2 diabetes in the Phase 2 portion of COVALENT-111, also in Canada. In the completed Phase 1 portion of the trial, healthy subjects were enrolled in single ascending dose cohorts to ensure safety at the prospective dosing levels for type 2 diabetic patients. BMF-219 was well tolerated and showed a favorable PK and PD profile.

In December 2022, we announced the clearance of the IND by the FDA for BMF-219 in type 2 diabetes to support the expansion of COVALENT-111 to sites in the U.S. The ongoing Phase 2 portion consists of multiple ascending dose cohorts and includes adult patients with type 2 diabetes uncontrolled by current therapies. It is designed to examine the capacity of BMF-219 to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to long-term glycemic control. In January 2023, we announced the dosing of the first patient with type 2 diabetes in the United States.

COVALENT-111 trial design (NCT05731544)

On March 28, 2023, we reported topline initial clinical data from the Phase 2 portion of COVALENT-111. 40 subjects were enrolled in the first three cohorts of COVALENT-111, with the first cohort comprising 16 healthy volunteers (HVs) exposed to 100 mg BMF-219 once daily for two weeks. In Cohorts 2 and 3, subjects with type 2 diabetes (T2DM) (n=12 per cohort with 10 subjects treated with BMF-219 and 2 subjects on placebo) received BMF-219 once daily for four weeks with or without food, respectively. In the two diabetes cohorts, enrolled patients had T2DM diagnosed for ≤15 years, were ages 18 to 65, had a BMI ≥25 and ≤40 kg/m2, and had uncontrolled diabetes with HbA1c ≥7.0% and ≤10% despite being on up to three standard-of-care diabetes therapies. At baseline, patients enrolled in Cohorts 2 and 3 had a median A1c of 7.9% and 7.8%, respectively.

Active treatment Cohort 3 (BMF-219 without food) compared to Cohort 2 (BMF-219 with food) showed a positive dose-response pharmacokinetics relationship demonstrated by about a threefold median increase in Cmax (ng/ml) and AUC (ng x h/ml) when BMF-219 was administered without food. This increase in BMF-219 systemic exposure was in line with the differences seen in the response rates between the two cohorts. Specifically, the change in HbA1c at four weeks for Cohort 3 patients (n=9) on BMF-219 (100 mg, without food) showed a median A1c reduction of -1.0% and a 89% (8/9) response rate at four weeks, with 78% of subjects achieving a ≥0.5% reduction in A1c and 56% achieving a ≥1.0% reduction in A1c. Cohort 2 patients (n=10) on BMF-219 (100 mg, with food) showed a median A1c reduction of -0.3% and a 70% (7/10) response rate at four weeks, with 30% of subjects achieving a ≥0.5% to ≤1.0% reduction in A1c. Placebo patients (n=4) showed a median and mean A1c reduction between -0.1% and -0.15%.

We also reported on the tolerability profile of BMF-219 observed in Cohorts 1, 2, and 3 of COVALENT-111. During the HV portion of the study, in Cohort 1 (n=16), we observed minor Grade 1 Treatment Emergent Adverse Events (TEAEs) and no TEAEs were considered related to BMF-219. During the dosing of diabetes patients in Cohorts 2 and 3 all TEAEs observed were Grade 1, except for an asymptomatic laboratory finding of Grade 2 elevated lipase in a single subject that was considered unrelated to BMF-219. In summary, BMF-219 was generally well-tolerated.

Other Clinical and Preclinical Programs

Beyond BMF-219, we are utilizing our novel platform to develop covalent treatments against other high-value oncogenic drivers of cancer. In May 2022, we announced our second development candidate, BMF-500, a covalent inhibitor of FLT3. BMF-500 is being developed as a highly potent and selective, covalent, small molecule inhibitor of FLT3, that is designed to bind irreversibly to a reactive cysteine in the kinase active site.

BMF-500 is a third-generation covalent inhibitor of FLT3, which, in preclinical studies has demonstrated picomolar IC50 values across key FLT3 isoforms, potentially making it the most potent inhibitor of its class. Activating mutations of the FMS-like tyrosine kinase 3 (FLT3) are the most frequent genetic alteration in AML and are associated with poor prognosis. Though several FLT3 inhibitors have entered clinical trials and reached commercialization, adverse events and dose-limiting toxicities often restrict the therapeutic window and limit their long-term use. Such limitations can impact the ability to achieve long-lasting response in patients and ultimately result in therapy-induced resistance.

At the ASH Annual Meeting in December 2022, we presented preclinical data supporting the potential of BMF-500 as a highly potent and selective FLT3 inhibitor. The presentation described BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3 internal tandem duplications (FLT3-ITD) and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, and complete tumor regression at physiologically relevant doses in mouse models of FLT3-ITD AML and maintenance of effect without continued exposure. BMF-500 selectively killed AML cells harboring FLT3 activating mutations, including MV4-11 and MOLM-13, and engineered cells expressing FLT3-ITD and/or FLT3 TKD mutations. In ex vivo cultures, BMF-500 as a single agent induced potent growth inhibition of patient-derived AML cells harboring either FLT3-ITD or FLT3 non-ITD mutations.

The potent covalent inhibition of FLT3 by BMF-500 manifested durable cellular response that was improved over gilteritinib. A three-hour exposure followed by wash-out of BMF-500 outperformed four days of continuous exposure to gilteritinib, at all concentrations tested. In cells harboring FLT3 activating mutations, BMF-500 induced dose-dependent inhibition of FLT3 phosphorylation and downstream signaling, including phospho-STAT5 and phospho-ERK. A 1-hour pulse treatment with BMF-500 was sufficient to achieve deep and durable target inhibition for greater than 24 hours, an effect not observed with gilteritinib under similar conditions.

Potent FLT3 inhibition and high selectivity of BMF-500 translated to sustained tumor regression and improved survival in both subcutaneous and disseminated xenograft models of mutant FLT3-driven AML. Orally administered BMF-500 was well tolerated over four weeks of dosing. We believe BMF-500 is a novel FLT3 inhibitor, given its activity, durability, and selectivity in comparison to existing FLT3 inhibitors.

Potent and durable target inhibition leading to active cell killing in comparison to gilteritinib as presented at the ASH Annual Meeting in 2022, “BMF-500: An Orally Bioavailable Covalent Inhibitor of FLT3 with High Selectivity and Potent Antileukemic Activity in FLT3-Mutated AML” (Abstract 2756)

Potent Cell-Based Activity in AML Cell Lines with FLT3 Mutations as presented at the ASH Annual Meeting in 2022, “BMF-500: An Orally Bioavailable Covalent Inhibitor of FLT3 with High Selectivity and Potent Antileukemic Activity in FLT3-Mutated AML” (Abstract 2756)

Potent coverage of FLT3 inhibitor resistant mutation as presented at the ASH Annual Meeting in 2022, “BMF-500: An Orally Bioavailable Covalent Inhibitor of FLT3 with High Selectivity and Potent Antileukemic Activity in FLT3-Mutated AML” (Abstract 2756)

Competition

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

To our knowledge, there are several programs that target menin in clinical development for acute leukemias at this time; we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target the menin-MLL1 interaction through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated Phase 1 results that support continued development into pivotal studies and validate menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594), Janssen Pharmaceuticals (JNJ-75276617) and Sumitomo Pharma Oncology (DSP-5336). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

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

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of a new drug application, plus the time between the submission date of a new drug application and the ultimate approval date. The extension period cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. A patent that covers multiple products for which extension is sought can only be extended in connection with one of the approvals. The USPTO reviews the application for any patent term extension or restoration in consultation with the FDA. In the future, if any of our product candidates receive approval by the FDA, we expect to apply for a patent term extension on an issued patents covering the product, depending upon the length of the clinical studies for the product and other factors. Outside the U.S., similar applications for patent term extensions or supplementary protection certificates are available in a limited number of countries. We expect to apply for such coverage where available. There can be no assurance that the USPTO or any other patent office outside the U.S. will approve any of our applications for patent term extensions or supplementary protection certificates. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products, if approved, for an adequate amount of time.

As of December 31, 2022, we owned two issued U.S. patents, more than fifty U.S. and outside U.S. pending patent applications, directed to compositions of matter, methods of treatment, and methods of making with respect to our product candidates, including BMF-219 and BMF-500.

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

License and Partnership Agreements

As of December 31, 2022, we do not have any license or partnership agreements related to any of our programs. As these programs and our business evolves we may consider entering into a potential license or partnership. A potential partnership could provide non-dilutive funding and access to additional capabilities and expertise that a partner could provide to enhance the overall probability of program success.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical studies, as well as for our clinical trials. This arrangement is also expected for commercial manufacturing if our product candidates receive marketing approval. Certain of our suppliers of ingredients, raw materials, components and materials are single source suppliers. All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors and those supplying products, ingredients, and components are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Regulatory exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA (ANDA), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Other Healthcare Laws

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;
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
•
California’s California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, which affords consumers expanded privacy protections. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA was expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became fully operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law;

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 (IRA) further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
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
•
The IRA was signed into law in August 2022. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital Resources

As of December 31, 2022, we had 83 full-time employees, 59 of whom were engaged in research and development activities. We believe we have good relationships with our employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Our principal executive offices are located at 900 Middlefield Road, 4th Floor, Redwood City, California 94063, and our telephone number is (650) 980-9099. Our website address is www.biomeafusion.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

Biomea Fusion, Inc., the Biomea logo, FUSION System and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are owned by us. This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the “Investors & Media” section of our website when such reports are available on the SEC’s website. The contents of websites referred to above are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We are currently conducting a Phase 1 clinical trial of our lead product candidate, BMF-219, in adult patients with relapsed or refractory acute leukemia including those with an MLL/KMT2A gene rearrangement or NPM1 mutation, as well as in adult patients with MM, DLBCL and a subset of patients with CLL. In October of 2022, we announced FDA clearance of the IND application for BMF-219 in KRAS mutant solid tumors and the initiation of a Phase 1/1b clinical trial (COVALENT-102). In October 2022, we announced the completion of the Phase 1 portion of COVALENT-111 in healthy volunteers in Canada and the dosing of the first patient with type 2 diabetes in the Phase 2 portion of COVALENT-111, also in Canada. In December 2022, we announced the clearance of the IND by the FDA to evaluate BMF-219 in type 2 diabetes mellitus in COVALENT-111 at sites in the U.S..

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are early in our development efforts and have not yet completed the development of any of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through sales of our common stock and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $81.8 million and $41.6 million, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $131.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
conduct preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid and solid tumors, our ongoing Phase 1/2 clinical trial of BMF-219 in type 2 diabetes, and our IND-enabling studies for BMF-500;
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
•
the willingness of physicians, operators of clinics, and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional therapies, such as chemotherapy, to treat various types of cancer;
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

Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, if we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the cancer or metabolic disease treatment landscape or in the pharmaceutical, biopharmaceutical or biotechnology industry more generally, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional capital to finance our operations and we will not be able to continue as a going concern if we are unable to do so. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.

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

As of December 31, 2022, we had $113.4 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments as of December 31, 2022, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

There is substantial doubt about our ability to continue as a going concern.

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Annual Report for the year ended December 31, 2022, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

Based on our current operating plan, we will not be able to continue as a going concern over the next twelve months unless we raise additional capital by other means. These factors raise substantial doubt about our ability to continue as a going concern.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which we have or may enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions with which we have or may enter into financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to working capital sources and/or delays, inability or reductions in our ability to enter into new credit facilities or access other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements; or
•
Potential or actual breach of financial covenants in any credit agreements or credit arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws and otherwise have a material adverse impact on our business.

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

In addition, our lead product candidate, BMF-219, is in clinical development, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. As such, even if we are able to develop small-molecule therapies that demonstrate positive results in preclinical studies there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or be well-tolerated.

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

A key element of our strategy is to utilize our FUSION System to build a pipeline of novel covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of various cancers and metabolic diseases. Although our research and development efforts to date have resulted in our discovery and preclinical development of BMF-219, BMF-500 and other programs, BMF-219, BMF-500 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop BMF-219, BMF-500 or any future product candidates. Our FUSION System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSION System could be delayed, potentially permanently.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects, and we have only selected one additional development candidate, BMF-500, from our other two covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our Phase 1/1b clinical trial of BMF-219 in various types of solid tumors, and our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes mellitus, which may be impacted by the ongoing COVID-19 pandemic;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and have selected only one additional development candidate from our other two covalent small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Our lead product candidate, BMF-219, is in clinical development in selected liquid tumors, solid tumors, and type 2 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

The ongoing COVID-19 pandemic and government responses have created disruptions in global supply chains and have continued to adversely impact many industries. The ongoing pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. We continue to monitor the impact of the ongoing COVID-19 pandemic closely. The extent to which the ongoing COVID-19 pandemic will impact our operations or financial results is uncertain.

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

The continued extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence and impact of variants, plateaued or stagnant booster rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, particularly certain cancer indications, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Patient enrollment for our ongoing and planned clinical trials may be affected by other factors, including:

•
size and nature of the patient population;
•
severity of the disease under investigation;
•
availability and efficacy of approved drugs or other methods of treatment for the disease under investigation;
•
patient eligibility criteria for the trial in question as defined in the protocol;
•
perceived risks and benefits of the product candidate under study;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are pursuing;
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

In particular, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated Phase 1 results that support continued development into pivotal studies and validate menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594), Janssen Pharmaceuticals (JNJ-75276617) and Sumitomo Pharma Oncology (DSP-5336). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with genetically-defined cancers and metabolic diseases. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. If BMF-219, BMF-500 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

As is the case with all oncology drugs, it is likely that there may be significant side effects associated with their use. BMF-219, BMF-500 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of BMF-219 leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that patients' responses could be both unexpected and negative. In addition, we or our future collaborators may study BMF-219 in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with BMF-219, BMF-500 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials of BMF-219 will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

From time to time, we have announced or published, and may continue to publicly disclose, preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of this Annual Report on Form 10-K titled “Business—Coverage and Reimbursement.”

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product's accelerated approval will eventually be converted to a traditional approval.

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

Separately, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the ongoing COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic.

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

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, tracking and tracing requirements, good laboratory practice requirements, and good clinical practice requirements, for any clinical trials that we conduct post-approval. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

(iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of this Annual Report on Form 10-K titled “Business—Healthcare Reform.”

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of this Annual Report on Form 10-K titled “Business—Government Regulation—Other Healthcare Laws.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may be compensated in the form of stock or stock options for services provided to us and may be in the position to influence the ordering of or use of our product candidates, if approved, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

For example, in the United States, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH, and their respective implementing regulations. Compliance with HIPAA and HITECH may require us to modify our data processing policies and to incur substantial costs and expenses.

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

As of December 31, 2022, we had 83 full-time employees, including 59 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial clinical, regulatory, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining, and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA, and other comparable foreign regulatory agencies’ review process for BMF-219, BMF-500 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

Our net operating loss (NOL) carryforwards that we generate in the future may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under current U.S. tax law, our federal NOLs generated in taxable years beginning after December 31, 2020 may be carried forward indefinitely, but such deductibility is limited to 80% of current year taxable income.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have performed a Section 382 study and concluded that our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. A significant portion of our outstanding shares of common stock are held by a small number of stockholders, including our directors, officers and significant stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

We have also registered or intend to register all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into an “at-the-market” offering program, or ATM, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. We have not yet sold or issued any shares of common stock pursuant to the ATM. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Incentive Award Plan, or Incentive Plan. The number of shares available for future grant under the Incentive Plan will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (A) five percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (as defined in the Incentive Plan). We have also reserved shares of common stock for issuance pursuant to our 2021 Employee Stock Purchase Plan, or ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (i) one percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board (as defined in the ESPP); provided, however, no more than 4,500,000 shares may be issued under the ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the Incentive Plan and the ESPP promptly following the effectiveness of any such increase. If our board of directors elects to increase the number of shares available for future grant under the Incentive Plan or the ESPP, our stockholders may experience additional dilution, and our stock price may fall.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially own approximately 29% of our outstanding voting stock as of December 31, 2022. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the SEC has adopted significant corporate governance and executive compensation related rules and regulations, such as “say on pay” and proxy access. While emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of the IPO, we cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to Section 404 of Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal controls over financial reporting. When we lose our status as an “emerging growth company,” as defined in the JOBS Act, and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal controls over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act the regulations of the Nasdaq Global Select Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal controls over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending on December 31, 2022, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act and we may experience difficulty in meeting these reporting requirements in a timely manner.

We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements which may result in substantial costs. Any disruptions or difficulties in implementing or using our finance and accounting systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of this Annual Report on Form 10-K titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

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

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

In late February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Sanctions imposed by the United States, European Union, and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures relating to Russia, which could further adversely affect market and economic conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 45,799 square feet of office, laboratory and manufacturing space in Redwood City and San Carlos, California under three leases which expire in July 2025 and January 2027. We believe these facilities are sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 21, 2023, there were 46 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

Since January 1, 2020, the Company has not issued any unregistered securities except as disclosed in Part II, Item 15 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on April 15, 2021.

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

Our lead product candidate, BMF-219, is an orally bioavailable, potent and selective covalent inhibitor of menin, built from our FUSION System. We currently have clinical studies of BMF-219 underway in patients with liquid and solid tumors, as well as patients with type 2 diabetes. Menin is an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers and in beta cell homeostasis. Menin also serves as a checkpoint to prevent beta cell proliferation. Thus, we believe inhibiting menin via BMF-219 has the potential to enable the proliferation, preservation, and reactivation of healthy, function beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 2 diabetes.

In preclinical studies, administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. Additionally, administration of BMF-219 produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of December 31, 2022, BMF-219 is being evaluated in up to eight liquid and solid tumor types and in type 2 diabetes across three ongoing clinical trials.

Beyond BMF-219, we are utilizing our novel FUSION System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a covalent inhibitor of FLT3, and presented preclinical data on this program in December 2022. We expect to file an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) to study BMF-500 in acute leukemias in the first half of 2023.

We are currently advancing additional preclinical covalent programs for the treatment of select diseases and expect to nominate our third development candidate in the first half of 2023. Our goal is to utilize our capabilities and FUSION System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of December 31, 2022, we had an accumulated deficit of $131.6 million. We incurred net losses of $81.8 million and $41.6 million for the years ended December 31, 2022 and 2021, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments as of December 31, 2022, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our planned Phase 1/1b clinical trial of BMF-219 in solid tumors with KRAS mutations, and our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes;

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

Internal costs include:

•
personnel-related expenses, including salaries, benefits and stock-based compensation for personnel in research and product development roles; and
•
facilities and other allocated expenses, including expenses for rent and facilities maintenance, and depreciation.

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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219 in various types of cancer, as well as of any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct, such as our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes;
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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments and non-cash interest income (loss) related to accretion (amortization) of the discount (premium) on marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Operating expenses:
Research and development	$62,713	$27,996	$34,717
General and administrative	20,921	13,671	7,250
Total operating expenses	83,634	41,667	41,967
Loss from operations	(83,634)	(41,667)	(41,967)
Interest and other income, net	1,806	100	1,706
Net loss	$(81,828)	$(41,567)	$(40,261)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
External costs	$37,846	$17,028	$20,818
Internal costs:
Personnel-related expenses (including stock-based compensation)	19,361	7,853	11,508
Facilities and other allocated expenses	5,506	3,115	2,391
Total research and development expenses	$62,713	$27,996	$34,717

Research and development expenses increased by $34.7 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase of $20.8 million in external costs was primarily driven by an increase of $13.0 million related to clinical and preclinical activities and $7.2 million related to manufacturing activities. Personnel-related expenses, including stock-based compensation, increased by $11.5 million due to an increase in headcount. Facilities and other allocated expenses increased by $2.4 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2021.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $4.2 million due to an increase in headcount. Professional services and administrative expenses increased by $2.3 million due to legal, accounting, consulting and other services incurred as a public company.

Interest and Other Income, Net

Interest and other income, net was $1.8 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021. The increase of $1.7 million was primarily due to interest earned from cash and investment balances.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Operating expenses:
Research and development	$27,996	$3,671	$24,325
General and administrative	13,671	1,656	12,015
Total operating expenses	41,667	5,327	36,340
Loss from operations	(41,667)	(5,327)	(36,340)
Interest and other income, net	100	3	97
Net loss	$(41,567)	$(5,324)	$(36,243)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
External costs	$17,028	$2,748	$14,280
Internal costs:
Personnel-related expenses (including stock-based compensation)	7,853	636	7,217
Facilities and other allocated expenses	3,115	287	2,828
Total research and development expenses	$27,996	$3,671	$24,325

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

Interest and Other Income, Net

Interest and other income, net was $0.1 million for the year ended December 31, 2021 compared to $3,000 for the year ended December 31, 2020. The increase of $0.1 million was primarily due to interest earned from higher cash and investment balances.

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

As of December 31, 2022, we had cash, cash equivalents, restricted cash, and investments of $113.4 million. As of December 31, 2022, we had an accumulated deficit of $131.6 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, restricted cash, and investments as of December 31, 2022, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(62,417)	$(35,438)	$(4,459)
Investing activities	27,341	(33,355)	(51)
Financing activities	1,239	153,185	65,966
Net increase in cash, cash equivalents, and restricted cash	$(33,837)	$84,392	$61,456

Net Cash Used in Operating Activities

Net cash used in operating activities was $62.4 million for the year ended December 31, 2022. Cash used in operating activities in 2022 was mainly the result of the net loss of $81.8 million and increase in prepaid expenses and other assets of $3.6 million. This was offset by an increase in accounts payable and accrued liabilities of $11.9 million and stock-based compensation expense of $10.3 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $27.3 million for the year ended December 31, 2022. Cash provided by investing activities was mainly related to maturities of investments offset by purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million for the year end December 31, 2022. Cash provided by financing activities was mainly related to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

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

Critical Accounting Estimates

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for our research and product development employees. Also included are non-personnel costs such as fees payable to third parties for clinical and preclinical studies and research services, laboratory supplies, equipment maintenance, and other consulting costs.

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

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted of real estate operating leases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2022. We held $113.4 million in cash, cash equivalents, restricted cash, and investments as of December 31, 2022. Cash equivalents and investments consisted of money market funds, commercial paper, and corporate debt. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of December 31, 2022. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Biomea Fusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biomea Fusion, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and their plan regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 28, 2023

We have served as the Company's auditor since 2020.

Biomea Fusion, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$111,899	$145,736
Short-term investments	1,150	27,780
Prepaid expenses and other current assets	4,770	3,045
Total current assets	117,819	176,561
Property and equipment, net	5,841	2,965
Restricted cash	351	351
Other assets	3,145	1,230
Long-term investments	—	1,876
Operating lease right-of-use assets	2,151	2,722
Total assets	$129,307	$185,705
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,826	$1,329
Accrued expenses and other current liabilities	11,657	2,743
Operating lease liabilities, current	618	565
Total current liabilities	19,101	4,637
Operating lease liabilities, non-current	1,667	2,285
Total liabilities	20,768	6,922
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of December 31, 2022 and December 31, 2021; 29,561,554 and 29,115,421 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	240,107	228,532
Accumulated other comprehensive loss	(1)	(10)
Accumulated deficit	(131,570)	(49,742)
Total stockholders' equity	108,539	178,783
Total liabilities and stockholders' equity	$129,307	$185,705

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$62,713	$27,996	$3,671
General and administrative	20,921	13,671	1,656
Total operating expenses	83,634	41,667	5,327
Loss from operations	(83,634)	(41,667)	(5,327)
Interest and other income, net	1,806	100	3
Net loss	$(81,828)	$(41,567)	$(5,324)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	9	(10)	—
Comprehensive loss	$(81,819)	$(41,577)	$(5,324)
Net loss per share, basic and diluted	$(2.80)	$(1.74)	$(0.51)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,271,777	23,858,552	10,532,942

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	—	—	8,703,234	1	2,829	—	(2,851)	(21)
Issuance of Series A convertible preferred stock, net of issuance costs of $261	7,064,925	55,738	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $68	—	—	3,175,279	—	10,192	—	—	10,192
Issuance of restricted stock	—	—	74,594	—	—	—	—	—
Stock-based compensation	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	(5,324)	(5,324)
Balance at December 31, 2020	7,064,925	55,738	11,953,107	1	13,343	—	(8,175)	5,169
Series A convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $2,557	—	—	9,823,532	1	152,753	—	—	152,754
Conversion of Series A convertible preferred stock into common stock	(7,064,925)	(55,735)	7,064,925	1	55,734	—	—	55,735
Issuance of restricted stock	—	—	204,187	—	—	—	—	—
Exercise of stock options	—	—	48,663	—	254	—	—	254
Purchases under employee stock purchase plan	—	—	21,007	—	214	—	—	214
Stock-based compensation	—	—	—	—	6,234	—	—	6,234
Unrealized gain (loss) on investments, net	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(41,567)	(41,567)
Balance at December 31, 2021	—	—	29,115,421	3	228,532	(10)	(49,742)	178,783
Issuance of restricted stock	—	—	186,727	—	—	—	—	—
Exercise of stock options	—	—	81,067	—	516	—	—	516
Purchases under employee stock purchase plan	—	—	178,339	—	723	—	—	723
Stock-based compensation	—	—	—	—	10,336	—	—	10,336

Unrealized gain (loss) on investments, net	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(81,828)	(81,828)
Balance at December 31, 2022	—	$—	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(81,828)	$(41,567)	$(5,324)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	691	249	8
Non-cash operating lease expense	571	704	124
Stock-based compensation expense	10,336	6,234	322
Net amortization of premiums and accretion of discounts on investments	144	516	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,725)	(2,517)	(472)
Other assets	(1,915)	(1,218)	(12)
Accounts payable	2,960	640	418
Accrued expenses and other current liabilities	8,914	2,110	588
Operating lease liabilities	(565)	(589)	(111)
Net cash used in operating activities	(62,417)	(35,438)	(4,459)
Cash flows from investing activities
Purchase of property and equipment	(1,030)	(3,171)	(51)
Purchase of investments	—	(38,492)	—
Maturities of investments	28,371	8,308	—
Net cash provided by (used in) investing activities	27,341	(33,355)	(51)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	10,192
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	55,738
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	152,753	—
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	1,239	468	—
Proceeds (payment) from Paycheck Protection Program loan	—	(36)	36
Net cash provided by financing activities	1,239	153,185	65,966
Net increase in cash, cash equivalents, and restricted cash	(33,837)	84,392	61,456
Cash, cash equivalents, and restricted cash at the beginning of the period	146,087	61,695	239
Cash, cash equivalents, and restricted cash at the end of the period	$112,250	$146,087	$61,695
Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$3,216	$334
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,537	$—	$38
Unpaid deferred offering costs	$—	$—	$29
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	111,899	145,736	61,695
Restricted cash	351	351	—
Total cash, cash equivalents, and restricted cash	$112,250	$146,087	$61,695

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with genetically defined cancers and metabolic diseases. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash and cash equivalents, restricted cash, and investments will not enable it to fund its operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. The Company's ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offering, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $131.6 million at December 31, 2022. As of December 31, 2022, the Company had cash, cash equivalents, restricted cash, and investments of $113.4 million.

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

Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to clinical and preclinical accruals, manufacturing accruals, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities and income taxes. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes, commercial paper, and asset backed securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded in the balance sheet. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

Other Risks and Uncertainties

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of preclinical studies, clinical trials and achievement of milestones, uncertainty of regulatory approval of the Company’s potential product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals or sole source suppliers and changes in the Company's operating expenses as a result of these uncertainties and other factors, such as inflation. The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

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

Investments

The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset backed securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. The Company evaluates securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are also included in other income (expense), net. The Company classifies its investments with the remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheet.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2022, 2021 and 2020.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through December

31, 2022, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of December 31, 2022, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and non-current operating lease liabilities on the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company has elected to apply the short-term lease exception for all lease agreements with a noncancelable term of less than 12 months.

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

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2023. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

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

The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of these instruments.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2022 and 2021, there were no financial instruments classified as Level 3. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the year ended December 31, 2022.

As of December 31, 2022, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$105,684	$—	$—	$105,684
Financial assets included within short-term investments:
Corporate notes	Level 2	1,151	—	(1)	1,150
Total		$106,835	$—	$(1)	$106,834

As of December 31, 2022, the weighted average remaining contractual maturity for available-for-sale securities was 0.4 month.

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$112,193	$—	$—	$112,193
Financial assets included within short-term investments:
Corporate notes	Level 2	19,258	1	(6)	19,253
Commercial paper	Level 2	4,499	—	—	4,499
Asset backed securities	Level 2	4,029	—	(1)	4,028
Financial assets included within long-term investments:
Corporate notes	Level 2	1,185	—	(4)	1,181
Asset backed securities	Level 2	695	—	—	695
Total		$141,859	$1	$(11)	$141,849

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$2,331	$1,874
Computer equipment	130	124
Furniture and fixtures	325	315
Leasehold improvements	801	828
Construction in progress	3,170	81
Total property and equipment, gross	6,757	3,222
Less: accumulated depreciation	(916)	(257)
Total property and equipment, net	$5,841	$2,965

Depreciation expense was approximately $0.7 million, $0.2 million and $8,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued Expenses and Other Current Labilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development materials and services	$6,039	$1,674
Accrued professional services	208	170
Accrued personnel expenses	4,774	419
Other	636	480
Total accrued expenses and other current liabilities	$11,657	$2,743

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

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2022 and 2021, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2022	2021
Stock options, issued and outstanding	5,341,975	4,254,504
Stock options, authorized for future issuance	1,446,872	1,134,944
Employee stock purchase plan, available for future issuance	402,747	284,993
Restricted stock, issued and outstanding	292,236	493,914
Total	7,483,830	6,168,355

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, 1,446,872 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2023, the number of shares of common stock available under the 2021 Plan increased by 1,493,437 shares pursuant to the evergreen provision of the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2022, 402,747 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2023, the number of shares of common stock available under the ESPP increased by 298,687 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$4,678	$2,637	$89
General and administrative	5,658	3,597	233
Total stock-based compensation expense	$10,336	$6,234	$322

As of December 31, 2022, there was $25.0 million of total unrecognized compensation cost related to stock options, restricted stock awards, and ESPP under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	4,254,504	$9.89	9.4	$1,868
Granted	1,602,909	6.86
Exercised	(81,067)	6.37
Cancelled	(434,371)	12.83
Balance as of December 31, 2022	5,341,975	$8.79	8.6	$6,875
Options exercisable as of December 31, 2022	1,747,167	$8.88	8.3	$2,368

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term in years	6.0	6.0	—
Expected volatility	93.1%	91.0%	—
Risk-free interest rate	3.1%	1.1%	—
Dividend yield	—	—	—
Weighted average fair value of options granted	$5.25	$7.28	$—

The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021, 2020 was $0.4 million, $0.5 million, and zero, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

Employee Stock Purchase Plan

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term in years	1.3	1.3	—
Expected volatility	95.2%	91.3%	—
Risk-free interest rate	2.5%	0.3%	—
Dividend yield	—	—	—

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	493,914	$4.02
Granted	—	—
Released	(186,727)	4.02
Forfeited	(14,951)	3.96
Balance, December 31, 2022	292,236	$4.04

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

There was zero income tax expense for the years ended December 31, 2022, 2021 and 2020. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	0.5%	0.5%	1.1%
Tax credits	1.1%	0.2%	—
Stock-based compensation	(1.1)%	(1.5)%	—
Amortization	—	2.6%	—
LLC loss prior to C-Corp conversion	—	—	(17.7)%
Change in valuation allowance	(21.5)%	(22.7)%	(4.3)%
Other	—	(0.1)%	(0.1)%
Effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$12,100	$7,689
Capitalized research and development	10,326	—
Accrued liabilities and reserves	411	65
Stock-based compensation	1,887	675
Intangible assets	1,129	1,044
Operating lease liabilities	480	599
Research and development credits	1,633	278
Property and equipment	—	—
Gross deferred tax assets	27,966	10,350
Valuation allowance	(27,432)	(9,730)
Total deferred tax assets	534	620
Deferred tax liabilities:
Property and equipment	(82)	(48)
Operating lease right-of-use assets	(452)	(572)
Total deferred tax liabilities	(534)	(620)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2022 and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company’s valuation allowance increased by $17.7 million during the year ended December 31, 2022, primarily because of an increase to the Company's net operating losses, credits, stock compensation, and the capitalization of research and development expenses. The Company’s valuation allowance increased by $9.4 million during the year ended December 31, 2021, primarily because of an increase to the Company's net operating loss deferred tax assets, credits and intangible deferred tax assets.

At December 31, 2022, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $57.2 million and $1.3 million, respectively. The federal net operating loss carryforwards at December 31, 2022 can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforward begins expiring in 2040.

At December 31, 2022, the Company also had federal and California research and development tax credit carryforwards of $1.3 million and $1.1 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2040, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has performed a Section 382 study and has concluded that ownership changes have occurred. As a result, the federal and state NOL carryforwards and tax credit carryforwards maybe subject to annual limitations before being applied to reduce future income tax liabilities.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$112	$—	$—
Increases for tax provisions related to prior year	133	1	—
Increases for tax provisions related to current year	379	111	—
Ending balance	$624	$112	$—

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

In September 2022, the Company entered into a thirty-month sub-lease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sub-lease, the Company made a security deposit of $2.1 million which is included in other assets on the balance sheet at

December 31, 2022. Total future rent payments under the agreement amount to approximately $6.8 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of December 31, 2022 for this lease as the Company did not control the underlying assets at any time during the year ended December 31, 2022.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which is expected to commence during the first quarter of 2023. Total future rent payments under the agreement amount to approximately $2.2 million. The Company has not recognized a right-of-use asset or aggregate lease liability as of December 31, 2022 for this lease as the Company did not control the underlying assets at any time during the year ended December 31, 2022.

In September 2021, the Company entered into a sub-lease agreement for additional office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2022 and expires in December 2022. In connection with the sub-lease, the Company made a security deposit of $1.1 million which is included in prepaid expenses and other current assets on the balance sheet at December 31, 2022. The Company has elected to apply the short-term lease exception in accordance with ASC 842.

In March 2021, the Company entered into a five-year lease for new lab space located at 1599 Industrial Road, San Carlos, California, which commenced on May 1, 2021 and expires in April 2026. The lease was accounted for under ASC 842. Upon initiation, the Company recognized a right-of-use asset and liability of $3.2 million, discounted at 5.4%, the Company’s estimated incremental borrowing rate over the five-year expected remaining term. As of December 31, 2022, the weighted-average remaining lease term is 3.3 years and the weighted-average discount rate is 5.4%.

In February 2021, the Company entered into an eight-month sub-lease agreement for additional office space located at 650 Main Street, Redwood City, California. In September 2021, the Company renewed the lease agreement on a month-to-month basis and the lease ended in January 2022. The Company has elected to apply the short-term lease exception in accordance with ASC 842.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022 and 2021 was $0.7 million and $0.3 million, respectively.

Lease expense was $4.0 million, $1.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2023	$727
2024	748
2025	771
2026	259
Total undiscounted lease payments	2,505
Less: Present value adjustments	(220)
Total operating lease liabilities	$2,285
Operating lease liabilities, current	618
Operating lease liabilities, non-current	1,667
Total operating lease liabilities	$2,285

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(81,828)	$(41,567)	$(5,324)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,271,777	23,858,552	10,532,942
Net loss per share, basic and diluted	$(2.80)	$(1.74)	$(0.51)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2022	2021	2020
Series A convertible preferred stock	—	—	7,064,925
Stock options, issued and outstanding	5,341,975	4,254,504	—
Estimated shares issuable under the employee stock purchase plan	17,655	6,542	—
Restricted stock, issued and outstanding	292,236	493,914	749,835
Total	5,651,866	4,754,960	7,814,760

Note 10. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$11,350	$12,582	$18,242	$20,539
General and administrative	5,050	4,892	5,242	5,737
Total operating expenses	16,400	17,474	23,484	26,276
Loss from operations	(16,400)	(17,474)	(23,484)	(26,276)
Interest and other income, net	34	216	594	962
Net loss	$(16,366)	$(17,258)	$(22,890)	$(25,314)
Net loss per share, basic and diluted	$(0.56)	$(0.59)	$(0.78)	$(0.86)
Weighted-average number of shares outstanding, basic and diluted	29,126,088	29,196,398	29,319,042	29,441,596

	2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$3,798	$5,224	$7,886	$11,088
General and administrative	2,059	3,211	4,752	3,649
Total operating expenses	5,857	8,435	12,638	14,737
Loss from operations	(5,857)	(8,435)	(12,638)	(14,737)
Interest and other income, net	5	36	32	27
Net loss	$(5,852)	$(8,399)	$(12,606)	$(14,710)
Net loss per share, basic and diluted	$(0.49)	$(0.33)	$(0.43)	$(0.51)
Weighted-average number of shares outstanding, basic and diluted	11,964,205	25,161,038	29,001,213	29,061,076

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List the following documents filed as a part of the report:

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Secondary Sublease, dated August 18, 2020, by and between the Registrant and Interactive Memories, Inc. d/b/a Mixbook	S-1/A	4/12/2021	10.2

10.2	Form of Indemnification and Advancement Agreement for Directors and Officers	10-Q	5/16/2022	10.1

10.3	Sublease Agreement between the Registrant and Box, Inc., dated September 7, 2022	8-K	9/9/2022	10.1

10.4	Equity Distribution Agreement, dated November 25, 2022, by and between the Company and Piper Sandler & Co.	8-K	11/25/2022	1.1

10.5(a)#	Form Executive Change in Control and Severance Agreement	S-1/A	4/12/2021	10.11

10.5(b)#	Form of First Amendment to Change in Control and Severance Agreement	8-K	4/22/2022	99.1

10.6(a)#	2020 Equity Incentive Plan	S-1	3/26/2021	10.3(a)

10.6(b)#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	S-1	3/26/2021	10.3(b)

10.7(a)#	2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(b)

10.7(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(c)

10.7(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(d)

10.8#	Employee Stock Purchase Plan	S-1/A	4/12/2021	10.5

10.9#	Employment Offer Letter Agreement by and between the Registrant and Thomas Butler	S-1	3/26/2021	10.6

10.10#	Employment Offer Letter Agreement by and between the Registrant and Ramses Erdtmann	S-1	3/26/2021	10.7

10.11#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle	10-Q	8/11/2021	10.2

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934,				X

as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant o 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Biomea Fusion, Inc.

Date: March 28, 2023	By:	/s/ Thomas Butler
Chief Executive Officer
(Principal Executive Officer)
Date: March 28, 2023	By:	/s/ Franco Valle
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

Name	Title	Date

/s/ Thomas Butler	Chief Executive Officer and Director (Principal Executive Officer	March 28, 2023
Thomas Butler

/s/ Franco Valle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
Franco Valle

/s/ Eric Aguiar, M.D.	Director	March 28, 2023
Eric Aguiar, M.D.

/s/ Bihua Chen	Director	March 28, 2023
Bihua Chen

/s/ Rainer Erdtmann	Director	March 28, 2023
Rainer Erdtmann

/s/ Michael J. M. Hitchcock, Ph.D.	Director	March 28, 2023
Michael J. M. Hitchcock, Ph.D.

/s/ Sumita Ray, J.D.	Director	March 28, 2023
Sumita Ray, J.D.

/s/ Elizabeth Faust, Ph.D.	Director	March 28, 2023
Elizabeth Faust, Ph.D.

