Form 10-Q
period 2023-03-31
Biomea Fusion, Inc.
filed 2023-05-02
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, the registrant had 35,401,134 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We have limited experience as a company in conducting clinical trials and have not successfully completed any clinical trials to date.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,300	$111,899
Short-term investments	—	1,150
Prepaid expenses and other current assets	2,631	4,770
Total current assets	88,931	117,819
Property and equipment, net	6,292	5,841
Operating lease right-of-use assets	13,175	2,151
Restricted cash	351	351
Other assets	3,889	3,145
Total assets	$112,638	$129,307
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,329	$6,826
Accrued expenses and other current liabilities	10,834	11,657
Operating lease liabilities, current	2,611	618
Total current liabilities	18,774	19,101
Operating lease liabilities, non-current	10,735	1,667
Total liabilities	29,509	20,768
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 29,651,134 and 29,561,554 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	243,747	240,107
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(160,621)	(131,570)
Total stockholders' equity	83,129	108,539
Total liabilities and stockholders' equity	$112,638	$129,307

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$24,395	$11,350
General and administrative	5,636	5,050
Total operating expenses	30,031	16,400
Loss from operations	(30,031)	(16,400)
Interest and other income, net	980	34
Net loss	$(29,051)	$(16,366)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	1	(13)
Comprehensive loss	$(29,050)	$(16,379)
Net loss per common share, basic and diluted	$(0.98)	$(0.56)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,586,468	29,126,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	$3	$243,747	$—	$(160,621)	$83,129

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	6,044	—	31	—	—	31
Issuance of restricted stock	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	2,330	—	—	2,330
Unrealized gain (loss) on investments, net	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net loss	$(29,051)	$(16,366)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	293	166
Non-cash operating lease expense	612	140
Stock-based compensation expense	3,233	2,330
Net amortization of premiums and accretion of discounts on investments	1	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,345	828
Other assets	(744)	(369)
Accounts payable	665	1,195
Accrued expenses and other current liabilities	(823)	2,117
Operating lease liabilities	(575)	(135)
Net cash used in operating activities	(24,044)	(9,994)
Investing Activities
Purchase of property and equipment	(2,906)	(95)
Purchase of investments	—	—
Maturities of investments	1,150	20,537
Net cash provided by (used in) investing activities	(1,756)	20,442
Financing Activities
Proceeds from stock option exercise	201	31
Net cash provided by financing activities	201	31
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,599)	10,479
Cash, cash equivalents, and restricted cash at the beginning of the period	112,250	146,087
Cash, cash equivalents, and restricted cash at the end of the period	$86,651	$156,566

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$11,639	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	$375	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$86,300	$156,215
Restricted cash	351	351
Total cash and cash equivalents and restricted cash	$86,651	$156,566

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

Organization

Biomea Fusion, Inc., (the Company), was established in the state of Delaware in August 2017 as Biomea Fusion, LLC. In December 2020, all outstanding membership interests in Biomea Fusion, LLC were converted into equity interests in the Company. The capitalization information included in these unaudited condensed financial statements is consistently presented as if it is that of Biomea Fusion, Inc., even during the prior period when investors held their equity interests in Biomea Fusion, LLC.

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with genetically defined cancers and metabolic diseases. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $160.6 million at March 31, 2023. As of March 31, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $86.7 million. Management believes that the existing financial resources including the proceeds from the April 3, 2023 public offering are sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to clinical and preclinical accruals, manufacturing accruals, fair value of common stock, stock-based compensation, operating lease right-of-use (ROU) assets and liabilities and income taxes. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Investments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2023. Investments consist of money market funds, U.S. Treasury Securities, and corporate notes. The Company’s investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset backed securities. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the balance sheets at fair value and reported in cash equivalents, short-term investments, or long-term investments. The Company classifies its investments with the remaining effective maturities of twelve months or less from the balance sheet date as short-term; otherwise, they are classified as long-term on the balance sheet.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in interest and other income, net in the statement of operations.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the statement of operations.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of March 31, 2023, the Company's lease population consisted of real estate leases and the Company did not have any finance leases.

Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities on the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company has elected to apply the short-term lease exception for all lease agreements with a noncancelable term of less than twelve months.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through March 31, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted and continue to be reported in accordance with the legacy other-than-temporary impairment model. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed financial statements.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$85,257	$—	$—	$85,257
Total		$85,257	$—	$—	$85,257

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$105,684	$—	$—	$105,684
Financial assets included within short-term investments:
Corporate notes	Level 2	1,151	—	(1)	1,150
Total		$106,835	$—	$(1)	$106,834

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there were no financial instruments classified as Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

As of March 31, 2023, there was no unrealized loss. As of December 31, 2022, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2022 was $1.2 million with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment as of December 31, 2022, and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022. As there were no unrealized losses as of March 31, 2023, no allowance for credit losses has been recognized as of March 31, 2023. During the three months ended March 31, 2023, and 2022, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$2,898	$2,331
Leasehold improvements	3,143	801
Computer equipment	130	130
Furniture and fixtures	325	325
Construction in progress	1,005	3,170
Total property and equipment, gross	7,501	6,757
Less: accumulated depreciation	(1,209)	(916)
Total property and equipment, net	$6,292	$5,841

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development materials and services	$8,003	$6,039
Accrued professional services	615	208
Accrued personnel expenses	1,791	4,774
Other	425	636
Total accrued expenses and other current liabilities	$10,834	$11,657

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In September 2022, the Company entered into a thirty-month sublease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sublease, the Company made a security deposit of $2.1 million which is included in other assets on the balance sheet at March 31, 2023. The Company recognized a right-of-use asset and liability of $6.0 million, discounted at 11.5%, the Company’s estimated incremental borrowing rate, during the three months ended March 31, 2023.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of March 31, 2023. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company remeasured the right-of-use asset and liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate, during the three months ended March 31, 2023. In addition, the Company is eligible for a tenant improvement allowance of up to $1.4 million which will be accounted for as a lease incentive if utilized. There has been no lease incentive paid nor payable as of March 31, 2023.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	March 31,
	2023	2022
Cash paid for operating lease liabilities	$840	$173
Operating lease costs	980	178
Short-term lease cost	—	753
Variable lease costs	245	141

The maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2023 (remaining nine months)	$2,957
2024	4,054
2025	2,757
2026	1,380
2027	1,431
Thereafter	6,300
Total future undiscounted lease payments	18,879
Less: Imputed interest	(5,533)
Total operating lease liabilities	$13,346
Operating lease liabilities, current	2,611
Operating lease liabilities, non-current	10,735
Total operating lease liabilities	$13,346

Note 6. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2023	2022
Stock options, issued and outstanding	6,949,081	5,341,975
Stock options, authorized for future issuance	1,288,702	1,446,872
Employee stock purchase plan, available for future issuance	701,434	402,747
Restricted stock, issued and outstanding	247,157	292,236
Total	9,186,374	7,483,830

Note 7. Stock-Based Compensation

The 2021 Equity Incentive Plan (the “2021 Plan”) provides for an increase of shares on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2023, the number of shares of common stock available under the 2021 Plan increased by 1,493,437 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2023, 1,288,702 shares of common stock remained available for issuance under the 2021 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$1,474	$1,012
General and administrative	1,759	1,318
Total stock-based compensation expense	$3,233	$2,330

As of March 31, 2023, there was $30.5 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2023	2022
Expected term in years	6.0	6.0
Expected volatility	79%	91%
Risk-free interest rate	3.6%	2.1%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$5.46	$4.91

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2022	5,341,975	$8.79	8.6
Granted	1,801,950	$7.76
Exercised	(44,501)	$9.15
Cancelled	(150,343)	$9.29
Balance, March 31, 2023	6,949,081	$8.51	8.8
Exercisable, March 31, 2023	2,118,829	8.77	8.3

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	292,236	$4.04
Granted	—	—
Released	(45,079)	4.02
Forfeited	—	—
Balance, March 31, 2023	247,157	$4.04

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

Note 9. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding for the period. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2023	2022
Stock options, issued and outstanding	6,949,081	4,592,418
Estimated shares issuable under the employee stock purchase plan	105,062	25,509
Restricted stock, issued and outstanding	247,157	446,698
Total	7,301,300	5,064,625

Note 10. Subsequent Events

On April 3, 2023, the Company issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. The net proceeds to the Company from the offering were approximately $161.8 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

We are developing BMF-219 for the treatment of menin dependent diseases such as subtypes of acute leukemia, KRAS solid tumors, and type 2 diabetes mellitus (T2DM). Preclinical studies of BMF-219 have shown sustained potent abrogation of menin-dependent oncogenic signaling and pathway control in vitro, ex vivo and in vivo. BMF-219 demonstrated consistent on-target inhibition with a strong anti-proliferative effect on various menin-dependent acute myeloid leukemia (AML) cell lines; diffuse large B-cell lymphoma (DLBCL) cell lines representing categories of double/triple hit lymphoma (DHL/THL) and double expressor lymphoma (DEL); chronic lymphocytic leukemia (CLL) ex vivo models; and multiple myeloma (MM) cell lines harboring diverse mutational backgrounds, including MYC dysregulation. BMF-219 also exhibited high potency in vitro and ex vivo KRAS-driven cancer cell models. MYC, which exerts much of its oncogenic activity through interaction with menin, is a major downstream effector of the KRAS pathway.

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

In January, June, and September of 2022 we also released preclinical data on the observed effect of administration of BMF-219 in multiple animal models in diabetes. Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps regulate the body’s capacity to absorb, metabolize, and convert glucose for energy. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Based on these and other scientific findings, we are exploring the potential for menin inhibition as a possible therapeutic approach to improve beta cell health and mass, and thus potentially treat an underlying driver of diabetes. In October 2022, we announced completion of the Phase 1 portion of COVALENT-111, a Phase 1/2 clinical trial of BMF-219 in healthy volunteers and adults with type 2 diabetes in Canada. In December 2022, we announced FDA clearance of the IND for BMF-219 in type 2 diabetes, allowing us to expand the COVALENT-111 study to sites in the United States. In January 2023, we announced the dosing of the first patient with type 2 diabetes in the United States.

Beyond BMF-219, we are utilizing our novel FUSION System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation covalent inhibitor of FLT3, which demonstrated picomolar IC50 values across key FLT3 isoforms, potentially making it the most potent inhibitor of its class. Activating mutations of the FMS-like tyrosine kinase 3 (FLT3) are the most frequent genetic alteration in AML and are associated with poor prognosis. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations.

In March 2023, we reported initial clinical data from the Phase II portion of COVALENT-111. 40 patients were enrolled in the first three cohorts of COVALENT-111, with the first cohort (Cohort 1) comprising 16 healthy volunteers (HVs); 12 HVs were exposed to 100 mg BMF-219 once daily (QD) for two weeks and 4 HVs were exposed to placebo. In Cohorts 2 and 3, T2DM patients (n=12 per cohort with 10 patients treated with BMF-219 and 2 patients on placebo) received BMF-219 once daily for 4 weeks with or without food, respectively. In the two active treatment cohorts, enrolled patients had T2DM diagnosed for <15 years, were between the ages of 18 to 65, had been treated with lifestyle management together with up to three anti-diabetic medications, with a stable dose for at least two months prior to screening, had a BMI ≥25 and ≤40 kg/m2, and had poorly controlled diabetes (HbA1c ≥7.0% and ≤10%). At baseline, diabetic patients enrolled in the two active treatment cohorts, Cohorts 2 and 3, had a median A1c of 7.9 and 7.8%, respectively.

Active treatment Cohort 3 (BMF-219 without food) compared to Cohort 2 (BMF-219 with food) showed a positive dose-response pharmacokinetics relationship demonstrated by about a threefold median increase in Cmax (ng/ml) and AUC (ng x h/ml) when BMF-219 was administered without food. This increase in BMF-219 systemic exposure was in line with the differences seen in the response rates between the two cohorts. Specifically, the change in HbA1c at four weeks for Cohort 3 patients (n=9) (the active group denominator in Cohort 3 is 9 because the week 4 sample for one patient was unable to process) on BMF-219 (100 mg, without food) showed a median A1c reduction of -1.0% and a 89% (8/9) response rate at four weeks, with 78% of subjects achieving a >0.5% reduction in A1c and 56% achieving a >1.0% reduction in A1c. Cohort 2 patients (n=10) on BMF-219 (100 mg, with food) showed a median A1c reduction of -0.3% and a 70% (7/10) response rate at 4 weeks, with 30% of subjects achieving a >0.5% to <1.0% reduction in A1c. Placebo patients (n=4) showed a median and mean A1c reduction between -0.1% and -0.15%.

We also reported on the tolerability profile of BMF-219 observed in Cohorts 1, 2, and 3 of COVALENT-111. BMF-219 was generally well tolerated; all patients completed the four-week treatment, and all patients continue in follow-up to assess the durability of the treatment effect. There were no dose reductions, serious adverse events, or severe adverse events. In the active treatment Cohorts 2 and 3 (100 mg QD, n=24) 7 of 20 patients treated with BMF-219 showed mild (Grade 1) Treatment Emergent AEs (TEAEs), 1 of 20 patients treated with BMF-219 showed a moderate (Grade 2) TEAE and 2 of 4 patients treated with placebo showed mild (Grade 1) TEAEs. No patients showed symptomatic hypoglycemia and no other TEAEs were observed. In the healthy volunteer Cohort 1 (100 mg QD, n=16), 2 of 12 subjects treated with BMF-219 and 1 of 4 subjects treated with placebo showed mild (Grade 1) TEAEs. No other TEAEs were observed.

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

As of March 31, 2023, we had an accumulated deficit of $160.6 million. We incurred net losses of $29.1 million and $16.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors as well as patients with type 2 diabetes;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including type 1 diabetes;
•
begin the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSION System discovery platform;
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
•
operate as a public company.

We may need to raise additional capital in the future to fund our operations, including to conduct and complete clinical trials for our product candidates. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219 in various types of liquid and solid tumors, as well as in type 2 diabetes, any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work in light of adverse global market conditions and any ongoing impacts of the COVID-19 pandemic; and
•
the extent to which we establish strategic collaborations or other arrangements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change
Operating expenses:
Research and development	$24,395	$11,350	$13,045
General and administrative	5,636	5,050	586
Total operating expenses	30,031	16,400	13,631
Loss from operations	(30,031)	(16,400)	(13,631)
Interest and other income (expense), net	980	34	946
Net loss	$(29,051)	$(16,366)	$(12,685)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change
External costs	$16,161	$6,193	$9,968
Internal costs:
Personnel-related expenses (including stock-based compensation)	6,377	3,817	2,560
Facilities and other allocated expenses	1,857	1,340	517
Total research and development expenses	$24,395	$11,350	$13,045

Research and development expenses increased by $13.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase of $10.0 million in external costs was primarily driven by an increase of $8.0 million related to clinical and preclinical activities, $1.3 million related to manufacturing activities, and $0.6 million related to consulting and professional services. Personnel-related expenses, including stock-based compensation, increased by $2.6 million due to an increase in headcount. Depreciation and facilities increased by $0.5 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, due to an increase in headcount.

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

As of March 31, 2023, we had cash, cash equivalents, restricted cash, and investments of $86.7 million and an accumulated deficit of $160.6 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments, including the proceeds from the April 3, 2023 public offering, will be sufficient to fund our planned operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On October 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $350.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on October 24, 2022. In April 2023, pursuant to the Shelf Registration Statement, we sold an aggregate of 5,750,000 shares of common stock at a price of $30.00 per share in an underwritten public offering for gross proceeds of $172.5 million, resulting in net proceeds of approximately $161.8 million after deducting underwriting discounts, commissions, and offering costs.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(24,044)	$(9,994)
Investing activities	(1,756)	20,442
Financing activities	201	31
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(25,599)	10,479

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.0 million during the three months ended March 31, 2023 and consisted of a net loss of $29.1 million, offset by an increase in net assets of $0.9 million and non-cash adjustments of $4.1 million. The increase in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $2.3 million, an increase in other assets of $0.7 million, an increase in accounts payable of $0.7 million, and a decrease in accrued liabilities of $0.8 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $3.2 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2023 and was primarily related to the purchase of property and equipment.

Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2022 and was primarily related to maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023. Cash provided by financing activities was related to proceeds received from stock option exercises.

Net cash provided by financing activities was insignificant for the three months ended March 31, 2022.

Contractual Obligations

As of March 31, 2023, there have been no material changes from the contractual obligations and commitments as of December 31, 2022 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended March 31, 2023. We held $86.7 million in cash, cash equivalents, restricted cash, and investments as of March 31, 2023. Cash equivalents and investments consisted of money market funds, commercial paper, and corporate debt. Restricted cash consisted of a stand-by letter of credit issued to our landlord in connection with the lab lease. We held no interest-bearing liabilities as of March 31, 2023. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks and uncertainties, including those described below, that we believe apply to our business and the industry in which we operate. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have only one product candidate, BMF-219, under investigation in clinical trials, and FDA only recently cleared our IND for another product candidate, BMF-500. Our remaining product candidates are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $29.1 million and $16.4 million, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $160.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors, as well as patients with type 2 diabetes;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including type 1 diabetes;
•
begin the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSION System discovery platform;
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

As of March 31, 2023, we had $86.7 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments, including the proceeds from the April 3, 2023 public offering, will be sufficient to fund our operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have or may enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions with which we have or may enter into financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
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

In addition, our lead product candidate, BMF-219, is in clinical development, and our current data is primarily limited to clinical data in a relatively small patient population, as well as animal models and preclinical cell lines. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapies that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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

We are very early in our development efforts and are substantially dependent on our lead product candidate, BMF-219. If we are unable to advance BMF-219, BMF-500 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects, and we have only just received IND clearance to pursue the clinical development of an additional development candidate, BMF-500, from our other two covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we only have one product candidate, BMF-219, in clinical development and have only just received IND clearance to pursue the clinical development of an additional development candidate, BMF-500, from our other two covalent small molecule programs. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Our lead product candidate, BMF-219, is in clinical development in selected liquid tumors, solid tumors, and type 2 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2023 titled “Business—Competition.”

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

The ongoing COVID-19 pandemic and government responses have created disruptions in global supply chains, resulted in significant travel and work restrictions in many regions and caused a strain on healthcare resources, and have continued to adversely impact many industries.

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

Additionally, the trading prices for shares of other biopharmaceutical companies have been highly volatile as a result of the ongoing COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2023 titled “Business—Coverage and Reimbursement.”

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2023 titled “Business—Healthcare Reform.”

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2023 titled “Business—Other Healthcare Laws.”

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

As of March 31, 2023, we had 86 full-time employees, including 63 employees engaged in research and development activities.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into an “at-the-market” offering program, or ATM, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Although we have not yet sold or issued any shares of common stock pursuant to the ATM, in April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. Any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 30% of our outstanding voting stock as of March 31, 2023. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act the regulations of the Nasdaq Global Select Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal controls over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act, and we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2023 titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

BIOMEA FUSION, INC.

Date: May 2, 2023	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: May 2, 2023	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer