Form 10-Q
period 2023-06-30
Biomea Fusion, Inc.
filed 2023-07-31
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 25, 2023, the registrant had 35,631,576 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of any pandemics or other related disruptions on our business;
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

•
We have a limited operating history, have not completed the clinical development of any product candidates, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
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
•
We are very early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.
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
•
We have limited experience as a company in conducting clinical trials and have not successfully completed the clinical development of any product candidates to date.
•
Adverse global economic conditions, including supply chain issues, and inflationary pressures could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$222,908	$111,899
Short-term investments	—	1,150
Prepaid expenses and other current assets	3,028	4,770
Total current assets	225,936	117,819
Property and equipment, net	5,979	5,841
Operating lease right-of-use assets	12,502	2,151
Restricted cash	351	351
Other assets	3,906	3,145
Total assets	$248,674	$129,307
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,154	$6,826
Accrued expenses and other current liabilities	7,486	11,657
Operating lease liabilities, current	2,717	618
Total current liabilities	14,357	19,101
Operating lease liabilities, non-current	10,012	1,667
Total liabilities	24,369	20,768
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 35,630,276 and 29,561,554 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	409,813	240,107
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(185,512)	(131,570)
Total stockholders' equity	224,305	108,539
Total liabilities and stockholders' equity	$248,674	$129,307

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$21,938	$12,582	$46,333	$23,932
General and administrative	5,719	4,892	11,355	9,942
Total operating expenses	27,657	17,474	57,688	33,874
Loss from operations	(27,657)	(17,474)	(57,688)	(33,874)
Interest and other income, net	2,766	216	3,746	250
Net loss	$(24,891)	$(17,258)	$(53,942)	$(33,624)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	—	6	1	(7)
Comprehensive loss	$(24,891)	$(17,252)	$(53,941)	$(33,631)
Net loss per common share, basic and diluted	$(0.70)	$(0.59)	$(1.66)	$(1.15)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	35,348,293	29,196,398	32,483,297	29,161,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	$3	$243,747	$—	$(160,621)	$83,129
Issuance of common stock from public offering, net of offering costs	5,750,000	$1	$161,802	$—	$—	161,803
Exercise of stock options	31,560	—	216	—	—	216
Issuance of restricted stock	45,080	—	—	—	—	—
Purchases under employee stock purchase plan	152,502	—	612	—	—	612
Stock-based compensation expense	—	—	3,436	—	—	3,436
Unrealized gain (loss) on investments, net	—	—	—	—	—	—
Net loss	—	—	—	—	(24,891)	(24,891)
Balance at June 30, 2023	35,630,276	$4	$409,813	$-	$(185,512)	$224,305

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	6,044	—	31	—	—	31
Issuance of restricted stock	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	2,330	—	—	2,330
Unrealized gain (loss) on investments, net	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765
Exercise of stock options	9,366	—	62	—	—	62
Issuance of restricted stock	47,216	—	—	—	—	—
Purchases under employee stock purchase plan	54,868	—	256			256
Stock-based compensation expense	—	—	2,559	—	—	2,559
Unrealized gain (loss) on investments, net	—	—	—	6	—	6
Net loss	—	—	—	—	(17,258)	(17,258)
Balance at June 30, 2022	29,280,131	$3	$233,770	$(17)	$(83,366)	$150,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net loss	$(53,942)	$(33,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	676	336
Non-cash operating lease expense	1,285	282
Stock-based compensation expense	6,669	4,889
Net amortization of premiums and accretion of discounts on investments	1	126
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,742	(1,460)
Other assets	(761)	(394)
Accounts payable	(163)	1,081
Accrued expenses and other current liabilities	(4,171)	3,618
Operating lease liabilities	(1,192)	(275)
Net cash used in operating activities	(49,856)	(25,421)
Investing Activities
Purchase of property and equipment	(3,323)	(368)
Purchase of investments	—	—
Maturities of investments	1,150	28,185
Net cash provided by (used in) investing activities	(2,173)	27,817
Financing Activities
Proceeds from issuance of common stock from public offering, net of offering costs	161,803	—
Proceeds from stock option exercise and purchases under the employee stock purchase plan	1,235	349
Net cash provided by financing activities	163,038	349
Net increase in cash, cash equivalents, and restricted cash	111,009	2,745
Cash, cash equivalents, and restricted cash at the beginning of the period	112,250	146,087
Cash, cash equivalents, and restricted cash at the end of the period	$223,259	$148,832

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$11,639	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	$28	$—

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$222,908	$148,481
Restricted cash	351	351
Total cash and cash equivalents and restricted cash	$223,259	$148,832

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $185.5 million at June 30, 2023. As of June 30, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $223.3 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of June 30, 2023, the Company's lease population consisted of real estate leases and the Company did not have any finance leases.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three and six months ended June 30, 2023 and 2022.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through June 30, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$219,469	$—	$—	$219,469
Total		$219,469	$—	$—	$219,469

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$105,684	$—	$—	$105,684
Financial assets included within short-term investments:
Corporate notes	Level 2	1,151	—	(1)	1,150
Total		$106,835	$—	$(1)	$106,834

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, there were no financial instruments classified as Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

As of June 30, 2023, there was no unrealized loss. As of December 31, 2022, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2022 was $1.2 million with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment as of December 31, 2022, and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022. As there were no unrealized losses as of June 30, 2023, no allowance for credit losses has been recognized as of June 30, 2023. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$3,255	$2,331
Leasehold improvements	3,184	801
Computer equipment	130	130
Furniture and fixtures	409	325
Construction in progress	593	3,170
Total property and equipment, gross	7,571	6,757
Less: accumulated depreciation	(1,592)	(916)
Total property and equipment, net	$5,979	$5,841

Depreciation expense for the three and six months ended June 30, 2023 was $0.4 million and $0.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development materials and services	$3,809	$6,039
Accrued professional services	407	208
Accrued personnel expenses	2,871	4,774
Other	399	636
Total accrued expenses and other current liabilities	$7,486	$11,657

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In September 2022, the Company entered into a thirty-month sublease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sublease, the Company made a security deposit of $2.1 million which is included in other assets on the balance sheet at June 30, 2023. Upon commencement, the Company recognized a right-of-use asset and lease liability of $6.0 million, discounted at 11.5%, the Company’s estimated incremental borrowing rate.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of June 30, 2023. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company remeasured the right-of-use asset and lease liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate. In addition, the Company is eligible for a tenant improvement allowance of up to $1.4 million, which will be accounted for as a lease incentive if utilized. There has been no lease incentive paid nor payable as of June 30, 2023.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,044	$176	$1,884	$349
Operating lease costs	1,040	178	2,020	356
Short-term lease cost	—	759	—	1,512
Variable lease costs	322	72	567	213

The maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2023 (remaining six months)	$1,973
2024	4,054
2025	2,757
2026	1,380
2027	1,431
Thereafter	6,300
Total future undiscounted lease payments	17,895
Less: Imputed interest	(5,166)
Total operating lease liabilities	$12,729
Operating lease liabilities, current	2,717
Operating lease liabilities, non-current	10,012
Total operating lease liabilities	$12,729

Note 6. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2023	2022
Stock options, issued and outstanding	7,032,466	5,341,975
Stock options, authorized for future issuance	1,173,757	1,446,872
Employee stock purchase plan, available for future issuance	548,932	402,747
Restricted stock, issued and outstanding	202,077	292,236
Total	8,957,232	7,483,830

Public Offering

In April 2023, pursuant to a registration statement on Form S-3, the Company issued and sold 5,750,000 shares of common stock at a public offering price of $30.00 per share in an underwritten public offering. The net proceeds to the Company from the offering were approximately $161.8 million, after deducting underwriting discounts and commissions and offering costs of approximately $11.0 million.

Note 7. Stock-Based Compensation

The 2021 Equity Incentive Plan (the “2021 Plan”) provides for an increase of shares on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2023, the number of shares of common stock available under the 2021 Plan increased by 1,493,437 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2023, 1,173,757 shares of common stock remained available for issuance under the 2021 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,650	$1,253	$3,124	$2,265
General and administrative	1,786	1,306	3,545	2,624
Total stock-based compensation expense	$3,436	$2,559	$6,669	$4,889

As of June 30, 2023, there was $30.0 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.5 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected term in years	5.9	5.9	6.0	6.0
Expected volatility	79%	95%	79%	93%
Risk-free interest rate	4.0%	3.4%	3.6%	2.9%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$21.74	$3.93	$6.44	$4.31

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2022	5,341,975	$8.79	8.6
Granted	1,916,895	9.17
Exercised	(76,061)	8.19
Cancelled	(150,343)	9.29
Balance, June 30, 2023	7,032,466	8.89	8.6
Exercisable, June 30, 2023	2,622,543	$8.82	8.2

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	292,236	$4.04
Granted	—	—
Released	(90,159)	4.02
Forfeited	—	—
Balance, June 30, 2023	202,077	$4.05

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2023	2022
Stock options, issued and outstanding	7,032,466	5,216,232
Estimated shares issuable under the employee stock purchase plan	27,199	26,578
Restricted stock, issued and outstanding	202,077	399,482
Total	7,261,742	5,642,292

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

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair. Menin plays a key role in beta-cell proliferation and function, as previously demonstrated though increased beta-cell mass generation in Men1 knockout mice (Ja et al., 2021).

We are developing BMF-219 for the treatment of menin dependent diseases such as subtypes of acute leukemia, KRAS solid tumors, type 1 diabetes mellitus (T1DM), and type 2 diabetes mellitus (T2DM). In diabetes, preclinical studies of BMF-219 treatment resulted in a significant reduction in HbA1C, which reached 3.5% absolute reduction in HbA1C versus vehicle, compared to liraglutide (1.7% at Day 29) and remained reduced throughout the entire study, including post-treatment. Additionally, insulin levels, HOMA-IR, HOMA-B, OGTT, HbA1C, and C-peptide levels in animals treated with BMF-219 showed improvements versus vehicle at Day 43, two weeks after last dose. Collectively, these data demonstrate the novel long-acting potential of BMF-219 as an oral treatment for T2DM, in maintaining glycemic control after short-term dosing. In oncology, preclinical studies of BMF-219 have shown sustained potent abrogation of menin-dependent oncogenic signaling and pathway control in vitro, ex vivo and in vivo. BMF-219 demonstrated consistent on-target inhibition with a strong anti-proliferative effect on various menin-dependent acute myeloid leukemia (AML) cell lines; diffuse large B-cell lymphoma (DLBCL) cell lines representing categories of double/triple hit lymphoma (DHL/THL) and double expressor lymphoma (DEL); chronic lymphocytic leukemia (CLL) ex vivo models; and multiple myeloma (MM) cell lines harboring diverse mutational backgrounds, including MYC dysregulation. BMF-219 also exhibited high potency in vitro and ex vivo KRAS-driven cancer cell models. MYC, which exerts much of its oncogenic activity through interaction with menin, is a major downstream effector of the KRAS pathway.

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

In October 2022, we announced the initiation of a Phase 1/1b clinical trial of BMF-219 (COVALENT-102) in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation. In March 2023, we presented COVALENT-102 study design in a Trial in Progress poster at the AACR Special Conference: Targeting RAS.

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

In March 2023, we reported initial clinical data from the Phase 2 portion of COVALENT-111. 40 patients were enrolled in the first three cohorts of COVALENT-111, with the first cohort (Cohort 1) comprising 16 healthy volunteers (HVs); 12 HVs were exposed to 100 mg BMF-219 once daily (QD) for two weeks and 4 HVs were exposed to placebo. In Cohorts 2 and 3, T2DM patients (n=12 per cohort with 10 patients treated with BMF-219 and 2 patients on placebo) received BMF-219 once daily for 4 weeks with or without food, respectively. In the two active treatment cohorts, enrolled patients had T2DM diagnosed for <15 years, were between the ages of 18 to 65, had been treated with lifestyle management together with up to three anti-diabetic medications, with a stable dose for at least two months prior to screening, had a BMI ≥25 and ≤40 kg/m2, and had poorly controlled diabetes (HbA1c ≥7.0% and ≤10%). At baseline, diabetic patients enrolled in the two active treatment cohorts, Cohorts 2 and 3, had a median A1c of 7.9 and 7.8%, respectively.

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

We also reported on the tolerability profile of BMF-219 observed in Cohorts 1, 2, and 3 of COVALENT-111. BMF-219 was generally well tolerated; all patients completed the four-week treatment, and all patients continue in follow-up to assess the durability of the treatment effect. There were no dose reductions, serious adverse events, or severe adverse events. In the active treatment Cohorts 2 and 3 (100 mg QD, n=24) 7 of 20 patients treated with BMF-219 showed mild (Grade 1) Treatment Emergent AEs (TEAEs), 1 of 20 patients treated with BMF-219 showed a moderate (Grade 2) TEAE and 2 of 4 patients treated with placebo showed mild (Grade 1) TEAEs. No patients showed symptomatic hypoglycemia and no other TEAEs were observed. In the healthy volunteer (HV) Cohort 1 (100 mg QD, n=16), 2 of 12 subjects treated with BMF-219 and 1 of 4 subjects treated with placebo showed mild (Grade 1) TEAEs. No other TEAEs were observed.

In June 2023, we presented additional clinical data from the first two cohorts of patients with T2D enrolled in the Phase 2 portion of COVALENT-111. At Week 12, eight weeks after the last dose of BMF-219, patients who received BMF-219 in Cohort 2 and 3 had a mean HbA1c reduction of 0.1% and 1.0%, respectively. Specifically in Cohort 3 (100 mg BMF-219 QD without food for 4 weeks), 50% of patients (n=5/10) saw a continued improvement in HbA1c with a mean reduction in HbA1c of 1.49% at Week 12, compared to the mean reduction of 0.9% at the end of the dosing period at Week 4 (an additional 62% HbA1c reduction). 60% (n=6/10) of Cohort 3 patients achieved an HbA1c of 7% or below at the end of Week 12, compared to 30% (n=3/10) at the end of dosing period (Week 4) and 10% (n=1/10) at the end of Week 1. The average C-peptide expression for patients in Cohort 3 increased through Week 8. A similar increase in HOMA-B was observed, stabilizing at Week 8. As measured by continuous glucose monitoring (CGM), 7 of 10 (70%) of patients maintained or improved time in range while off treatment (between Week 4 and Week 12). As measured by CGM, 60% (n=6/10) of Cohort 2 patients maintained or improved time in range while off treatment (between Week 4 and Week 12). Placebo patients (n=4) in Cohorts 2 and 3 showed a mean HbA1c increase of 0.10% at Week 12. HVs in Cohort 1 showed minimal mean change (-0.1% to 0.1%) in HbA1c during 14 days of BMF-219 treatment and 6 weeks of follow-up.

Tolerability data during the off-treatment period was also presented. During Week 4 to Week 12 off-treatment period, no severe or serious TEAEs were noted. Dosing of patients in the 200 mg without food cohort was recently completed and is now in the follow-up period. The 200 mg with food cohort led to an increase in mild to moderate nausea compared to 200 mg without food. This cohort will be transitioned to 100 mg BID dosing. No other clinical symptoms or clinical concerns were observed in this dose level.

In July 2023, we also reported initial topline data from ongoing Phase 1 clinical trial (COVALENT-101) showcasing initial responses in relapsed/refractory AML patients with menin-dependent mutations. New data revealed 2 CRs out of 5 relapsed/refractory AML patients carrying menin-dependent mutations treated at Dose Level 4. BMF-219, the first and only investigational covalent small-molecule menin inhibitor in clinical development, was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlates with initial activity seen in BMF-219’s pre-clinical studies. Safety profile of BMF-219 supports further dose escalation; enrollment for Dose Level 5 has commenced to explore the optimal biological dose.

Beyond BMF-219, we are utilizing our novel FUSION System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation covalent inhibitor of FLT3, which demonstrated picomolar IC50 values across key FLT3 isoforms, potentially making it the most potent inhibitor of its class. Activating mutations of the FMS-like tyrosine kinase 3 (FLT3) are the most frequent genetic alteration in AML and are associated with poor prognosis. In December 2022, we presented initial preclinical data at ASH demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations.

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

As of June 30, 2023, we had an accumulated deficit of $185.5 million. We incurred net losses of $53.9 million and $33.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors as well as patients with type 1 and type 2 diabetes;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including pre-diabetes;
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

External costs include:

•
expenses incurred under agreements with third-party CMOs, CROs, research and development service providers, consulting costs; and
•
laboratory expenses, including supplies and services.

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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and clinical trials of BMF-219 in various types of liquid and solid tumors, as well as in type 2 diabetes, any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct;
•
uncertainties in clinical trial design and the interpretation of clinical trial data;
•
per patient trial costs;
•
the duration, scope and number of trials required for approval;
•
the number of sites included in the trials;
•
the number of patients who participate in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the drop-out or discontinuation rates of patients;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work in light of adverse global market conditions; and
•
the extent to which we establish strategic collaborations or other arrangements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	$ Change	2023	2022	$ Change
Operating expenses:
Research and development	$21,938	$12,582	$9,356	$46,333	$23,932	$22,401
General and administrative	5,719	4,892	827	11,355	9,942	1,413
Total operating expenses	27,657	17,474	10,183	57,688	33,874	23,814
Loss from operations	(27,657)	(17,474)	(10,183)	(57,688)	(33,874)	(23,814)
Interest and other income, net	2,766	216	2,550	3,746	250	3,496
Net loss	$(24,891)	$(17,258)	$(7,633)	$(53,942)	$(33,624)	$(20,318)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	$ Change	2023	2022	$ Change
External costs	$12,143	$6,426	$5,717	$28,304	$12,619	$15,685
Internal costs:
Personnel-related expenses (including stock-based compensation)	7,710	4,835	2,875	14,087	8,652	5,435
Facilities and other allocated expenses	2,085	1,321	764	3,942	2,661	1,281
Total research and development expenses	$21,938	$12,582	$9,356	$46,333	$23,932	$22,401

Research and development expenses increased by $9.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase of $5.7 million in external costs was primarily driven by an increase of $4.5 million related to clinical activities and $1.6 million related to manufacturing activities related to the clinical development of BMF-219 and BMF-500. The increase is offset by the decrease in preclinical related activities of $0.9 million due to the decrease in the number of preclinical activities. Personnel-related expenses, including stock-based compensation, increased by $2.9 million due to an increase in headcount. Depreciation and facilities increased by $0.8 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

Research and development expenses increased by $22.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase of $15.7 million in external costs was primarily driven by an increase of $13.9 million related to clinical activities and $2.9 million related to manufacturing activities related to the clinical development of BMF-219 and BMF-500. The increase is offset by the decrease in preclinical related activities of $2.3 million due to the decrease in the number of preclinical activities. Personnel-related expenses, including stock-based compensation, increased by $5.4 million due to an increase in headcount. Depreciation and facilities increased by $1.3 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and by $1.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in both periods was primarily due to increased personnel-related expenses, including stock-based compensation, due to an increase in headcount.

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

As of June 30, 2023, we had cash, cash equivalents, restricted cash, and investments of $223.3 million and an accumulated deficit of $185.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(49,856)	$(25,421)
Investing activities	(2,173)	27,817
Financing activities	163,038	349
Net increase in cash, cash equivalents, and restricted cash	$111,009	2,745

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.9 million during the six months ended June 30, 2023 consisted of a net loss of $53.9 million, offset by a decrease in net assets of $4.5 million and non-cash adjustments of $8.6 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.7 million, decrease in accrued expenses and other current liabilities of $4.2 million and a decrease in operating lease liabilities of $1.2 million. The decrease is offset by an increase in other assets of $0.8 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $6.7 million and operating lease expense of $1.3 million.

Net cash used in operating activities was $25.4 million during the six months ended June 30, 2022 and consisted of a net loss of $33.6 million offset by an increase in net assets of $2.6 million and non-cash adjustments of $5.6 million. The increase in net assets consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $4.7 million offset by an increase in prepaid expenses and other current assets of $1.5 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $4.9 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.2 million during the six months ended June 30, 2023 and was primarily related to the purchase of property and equipment partially offset by maturities of investments.

Net cash provided by investing activities was $27.8 million during the six months ended June 30, 2022 and was primarily related to maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $163.0 million during the six months ended June 30, 2023. Cash provided by financing activities was related to $161.8 million net proceeds received from the public offering of our common stock and $1.2 million of proceeds received from stock option exercises and purchase under the employee stock purchase plan.

Net cash provided by and used in financing activities was $0.3 million during the six months ended June 30, 2022 and was related to proceeds received from stock option exercises and purchase under the employee stock purchase plan.

Contractual Obligations

As of June 30, 2023, there have been no material changes from the contractual obligations and commitments as of December 31, 2022 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2023, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended June 30, 2023. We held $223.3 million in cash, cash equivalents, restricted cash, and investments as of June 30, 2023. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of June 30, 2023. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited experience as a company in conducting clinical trials and have not successfully completed the clinical development of any product candidates to date. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $53.9 million and $33.6 million, for the six months ended June 30, 2023 and 2022 , respectively. As of June 30, 2023, we had an accumulated deficit of $185.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors, as well as patients with type 2 diabetes;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including type 1 diabetes;
•
continue the clinical development of BMF-500, a covalent inhibitor of FLT3;
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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with genetically defined cancers and metabolic diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our lead product candidate, BMF-219, as well as developing BMF-500 and any future product candidates.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for our product candidates. Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, BMF-219 and BMF-500, and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with our continuing operation as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2023, we had $223.3 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•
the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

We do not have any committed external source of funds and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic and political conditions, inflationary pressures, increases in interest rates and disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors.

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

In addition, our lead product candidate, BMF-219, is in clinical development, and our second product candidate, BMF-500, is preparing to enter clinical development following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for BMF-219, as well as animal models and preclinical cell lines for BMF-219 and BMF-500. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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

We are very early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects, and we have only just received IND clearance to pursue the clinical development of an additional development candidate, BMF-500, from our other two covalent small molecule programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to the COVID-19 pandemic and otherwise;
•
successful completion of preclinical studies;
•
receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our Phase 1/1b clinical trial of BMF-219 in various types of solid tumors, and our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes mellitus;
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
•
proximity and availability of clinical trial sites for prospective patients; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting health conditions, or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

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

Any future pandemic, epidemic, or outbreak of an infectious disease similar to the COVID-19 pandemic could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

The COVID-19 pandemic and government responses created disruptions in global supply chains, resulted in significant travel and work restrictions in many regions and caused a strain on healthcare resources, and have continued to adversely impact many industries.

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the continued spread of COVID-19, we have our administrative employees complying with state and county COVID-19 guidelines and protocols when working in our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating on a staggered schedule, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health emergency such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic or other future pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the COVID-19 pandemic, any future pandemics or as required by clinical sites, IRBs, the FDA or other regulatory authorities;
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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of June 30, 2023, we had 94 full-time employees, including 71 employees engaged in research and development activities.

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
•
the impact of any natural disasters or public health emergencies;
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

Our executive officers, directors and their respective affiliates beneficially own approximately 27% of our outstanding voting stock as of June 30, 2023. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal controls over financial reporting. When we lose our status as an “emerging growth company,” as defined in the JOBS Act, and become a large accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal controls over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

BIOMEA FUSION, INC.

Date: July 31, 2023	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: July 31, 2023	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer