Form 10-Q
period 2023-09-30
Biomea Fusion, Inc.
filed 2023-10-30
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, the registrant had 35,705,786 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$199,090	$111,899
Short-term investments	—	1,150
Prepaid expenses and other current assets	3,414	4,770
Total current assets	202,504	117,819
Property and equipment, net	5,575	5,841
Operating lease right-of-use assets	11,810	2,151
Restricted cash	369	351
Other assets	4,829	3,145
Total assets	$225,087	$129,307
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,194	$6,826
Accrued expenses and other current liabilities	10,191	11,657
Operating lease liabilities, current	2,825	618
Total current liabilities	16,210	19,101
Operating lease liabilities, non-current	9,265	1,667
Total liabilities	25,475	20,768
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 35,698,847 and 29,561,554 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	413,549	240,107
Accumulated other comprehensive income	—	(1)
Accumulated deficit	(213,941)	(131,570)
Total stockholders' equity	199,612	108,539
Total liabilities and stockholders' equity	$225,087	$129,307

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$25,347	$18,242	$71,680	$42,174
General and administrative	5,772	5,242	17,127	15,184
Total operating expenses	31,119	23,484	88,807	57,358
Loss from operations	(31,119)	(23,484)	(88,807)	(57,358)
Interest and other income, net	2,690	594	6,436	844
Net loss	$(28,429)	$(22,890)	$(82,371)	$(56,514)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	—	4	—	(3)
Comprehensive loss	$(28,429)	$(22,886)	$(82,371)	$(56,517)
Net loss per common share, basic and diluted	$(0.80)	$(0.78)	$(2.46)	$(1.93)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	35,653,988	29,319,042	33,551,808	29,214,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	$3	$243,747	$—	$(160,621)	$83,129
Issuance of common stock from public offering, net of offering costs	5,750,000	$1	$161,802	$—	$—	161,803
Exercise of stock options	31,560	—	216	—	—	216
Issuance of restricted stock	45,080	—	—	—	—	—
Purchases under employee stock purchase plan	152,502	—	612	—	—	612
Stock-based compensation expense	—	—	3,436	—	—	3,436
Unrealized gain (loss) on investments, net	—	—	—	—	—	—
Net loss	—	—	—	—	(24,891)	(24,891)
Balance at June 30, 2023	35,630,276	$4	$409,813	$—	$(185,512)	$224,305
Exercise of stock options	23,493	—	138	—	—	138
Issuance of restricted stock	45,078	—	—	—	—	—
Stock-based compensation expense	—	—	3,598	—	—	3,598
Unrealized loss on investments	—	—	—	—	—	—
Net loss	—	—	—	—	(28,429)	(28,429)
Balance at September 30, 2023	35,698,847	$4	$413,549	$—	$(213,941)	$199,612

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Exercise of stock options	6,044	—	31	—	—	31
Issuance of restricted stock	47,216	—	—	—	—	—
Stock-based compensation expense	—	—	2,330	—	—	2,330
Unrealized gain (loss) on investments, net	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(16,366)	(16,366)
Balance at March 31, 2022	29,168,681	$3	$230,893	$(23)	$(66,108)	$164,765
Exercise of stock options	9,366	—	62	—	—	62
Issuance of restricted stock	47,216	—	—	—	—	—
Purchases under employee stock purchase plan	54,868	—	256			256
Stock-based compensation expense	—	—	2,559	—	—	2,559
Unrealized gain (loss) on investments, net	—	—	—	6	—	6
Net loss	—	—	—	—	(17,258)	(17,258)
Balance at June 30, 2022	29,280,131	$3	$233,770	$(17)	$(83,366)	$150,390
Exercise of stock options	61,405	—	400	—	—	400
Issuance of restricted stock	47,217	—	—	—	—	—
Stock-based compensation expense	—	—	2,731	—	—	2,731
Unrealized gain (loss) on investments, net	—	—	—	4	—	4
Net loss	—	—	—	—	(22,890)	(22,890)
Balance at September 30, 2022	29,388,753	$3	$236,901	$(13)	$(106,256)	$130,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net loss	$(82,371)	$(56,514)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,095	510
Non-cash operating lease expense	1,976	426
Stock-based compensation expense	10,267	7,620
Net amortization of premiums and accretion of discounts on investments	1	136
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,356	(2,358)
Other assets	(1,684)	747
Accounts payable	(1,099)	(13)
Accrued expenses and other current liabilities	(1,466)	7,649
Operating lease liabilities	(1,830)	(419)
Net cash used in operating activities	(73,755)	(42,216)
Investing Activities
Purchase of property and equipment	(3,362)	(318)
Purchase of investments	—	—
Maturities of investments	1,150	28,360
Net cash provided by (used in) investing activities	(2,212)	28,042
Financing Activities
Proceeds from issuance of common stock from public offering, net of offering costs	161,803	—
Proceeds from stock option exercise and purchases under the employee stock purchase plan	1,373	749
Net cash provided by financing activities	163,176	749
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,209	(13,425)
Cash, cash equivalents, and restricted cash at the beginning of the period	112,250	146,087
Cash, cash equivalents, and restricted cash at the end of the period	$199,459	$132,662

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$11,639	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	$4	$276

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$199,090	$132,311
Restricted cash	369	351
Total cash and cash equivalents and restricted cash	$199,459	$132,662

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $213.9 million at September 30, 2023. As of September 30, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $199.5 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations. If neither criterion is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in interest and other income, net in the statement of operations.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of September 30, 2023, the Company's lease population consisted of real estate leases and the Company did not have any finance leases.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three and nine months ended September 30, 2023 and 2022.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through September 30, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$196,838	$—	$—	$196,838
Total		$196,838	$—	$—	$196,838

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$105,684	$—	$—	$105,684
Financial assets included within short-term investments:
Corporate notes	Level 2	1,151	—	(1)	1,150
Total		$106,835	$—	$(1)	$106,834

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, there were no financial instruments classified as Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

As of September 30, 2023, there was no unrealized loss. As of December 31, 2022, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2022 was $1.2 million with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment as of December 31, 2022, and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022. As there were no unrealized losses as of September 30, 2023, no allowance for credit losses has been recognized as of September 30, 2023. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$3,847	$2,331
Leasehold improvements	3,186	801
Computer equipment	130	130
Furniture and fixtures	409	325
Construction in progress	14	3,170
Total property and equipment, gross	7,586	6,757
Less: accumulated depreciation	(2,011)	(916)
Total property and equipment, net	$5,575	$5,841

Depreciation expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development materials and services	$4,984	$6,039
Accrued professional services	294	208
Accrued personnel expenses	4,749	4,774
Other	164	636
Total accrued expenses and other current liabilities	$10,191	$11,657

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California.

In September 2022, the Company entered into a thirty-month sublease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sublease, the Company made a security deposit of $2.1 million which is included in other assets on the balance sheet at September 30, 2023. Upon commencement, the Company recognized a right-of-use asset and lease liability of $6.0 million, discounted at 11.5%, the Company’s estimated incremental borrowing rate.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of September 30, 2023. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company remeasured the right-of-use asset and lease liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate. In addition, the Company is eligible for a tenant improvement allowance of up to $1.4 million, which will be accounted for as a lease incentive if utilized. There has been no lease incentive paid nor payable as of September 30, 2023.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$986	$178	$2,870	$527
Operating lease costs	1,040	178	3,060	534
Short-term lease cost	—	773	—	2,285
Variable lease costs	358	72	925	217

The maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2023 (remaining three months)	$986
2024	4,054
2025	2,757
2026	1,380
2027	1,431
Thereafter	6,300
Total future undiscounted lease payments	16,908
Less: Imputed interest	(4,818)
Total operating lease liabilities	$12,090
Operating lease liabilities, current	2,825
Operating lease liabilities, non-current	9,265
Total operating lease liabilities	$12,090

Note 6. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2023, no dividends have been declared.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2023	2022
Stock options, issued and outstanding	7,315,216	5,341,975
Stock options, authorized for future issuance	867,514	1,446,872
Employee stock purchase plan, available for future issuance	548,932	402,747
Restricted stock, issued and outstanding	156,999	292,236
Total	8,888,661	7,483,830

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

Note 7. Stock-Based Compensation

The 2021 Equity Incentive Plan (the “2021 Plan”) provides for an increase of shares on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. Effective January 1, 2023, the number of shares of common stock available under the 2021 Plan increased by 1,493,437 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2023, 867,514 shares of common stock remained available for issuance under the 2021 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,778	$1,186	$4,902	$3,451
General and administrative	1,820	1,545	$5,365	4,169
Total stock-based compensation expense	$3,598	$2,731	$10,267	$7,620

As of September 30, 2023, there was $30.1 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.4 years.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model and the fair value of these stock options was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expected term in years	6.0	6.0	6.0	6.0
Expected volatility	82%	96%	80%	94%
Risk-free interest rate	4.4%	3.6%	3.7%	3.0%
Dividend yield	—	—	—	—
Weighted average fair value of share-based awards granted	$12.59	$8.81	$7.47	$4.91

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2022	5,341,975	$8.79	8.6
Granted	2,304,295	10.54
Exercised	(99,554)	7.65
Cancelled	(231,500)	12.39
Balance, September 30, 2023	7,315,216	9.24	8.4
Exercisable, September 30, 2023	3,037,500	$8.82	7.9

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	292,236	$4.04
Granted	—	—
Released	(135,237)	4.02
Forfeited	—	—
Balance, September 30, 2023	156,999	$4.05

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2023	2022
Stock options, issued and outstanding	7,315,216	5,189,839
Estimated shares issuable under the employee stock purchase plan	108,082	97,459
Restricted stock, issued and outstanding	156,999	352,265
Total	7,580,297	5,639,563

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral covalent small molecule drugs to treat patients with genetically defined cancers and metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates. Our goal is to utilize our capabilities and FUSIONTM System to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases. To date we have announced two clinical development candidates, BMF-219 and BMF-500.

BMF-219

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair. Menin plays a key role in beta-cell proliferation and function, as previously demonstrated through increased beta-cell mass generation in Men1 knockout mice (Ja et al., 2021).

BMF-219 in Oncology

Our current cleared INDs for BMF-219 in oncology relate to COVALENT-101 (patients with subtypes of leukemia and lymphoma and COVALENT-102 (patients with KRAS solid tumors).

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

In July 2023, we also reported initial topline data from ongoing Phase 1 clinical trial (COVALENT-101) showcasing initial responses in relapsed/refractory AML patients with menin-dependent mutations. New data revealed 2 Complete Responses (CRs) out of 5 relapsed/refractory AML patients carrying menin-dependent mutations treated at Dose Level 4. BMF-219, the first and only investigational covalent small-molecule menin inhibitor in clinical development, was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlates with initial activity seen in BMF-219’s preclinical studies. Safety profile of BMF-219 supports further dose escalation. Enrollment for Dose Level 5 has commenced to explore the optimal biological dose.

BMF-219 in Diabetes Mellitus

Our current cleared INDs for BMF-219 in diabetes mellitus relate to COVALENT-111 (patients with type 2 diabetes mellitus) and COVALENT-112 (patients with type 1 diabetes mellitus).

Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes mellitus (mediated by autoimmune dysfunction) and type 2 diabetes mellitus (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps regulate the body’s capacity to absorb, metabolize, and convert glucose for energy. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Based on these and other scientific findings, we are exploring the potential for menin inhibition as a possible therapeutic approach to improve beta cell health and mass, and thus potentially treat an underlying driver of diabetes.

In October 2022, we announced completion of the Phase 1 portion of COVALENT-111, a Phase 1/2 clinical trial of BMF-219 in healthy volunteers and adults with type 2 diabetes mellitus in Canada. In December 2022, we announced FDA clearance of the IND for BMF-219 in type 2 diabetes mellitus, allowing us to expand the COVALENT-111 study to sites in the United States. In January 2023, we announced the dosing of the first patient with type 2 diabetes mellitus in the United States.

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

Tolerability data during the off-treatment period was also presented. During the Week 4 to Week 12 off-treatment period, no severe or serious TEAEs were noted.

Dosing of patients in the 200 mg without food cohort was recently completed and is now in the follow-up period. The 200 mg with food cohort led to an increase in mild to moderate nausea compared to 200 mg without food. This cohort will be transitioned to 100 mg BID dosing. No other clinical symptoms or clinical concerns were observed in this dose level.

In September 2023, we announced FDA and Health Canada clearance of the expansion cohorts of the ongoing Phase 2 clinical trial (COVALENT-111) in type 2 diabetes mellitus, allowing us to evaluate BMF-219, administered at 100 mg and 200 mg, with dosing durations up to 12 weeks in type 2 diabetes mellitus patients. The expansion portion will consist of approximately 300 patients. We also provided a high-level update on a total of 32 type 2 diabetes mellitus patients dosed for four weeks at 100 or 200 mg to date (10 active patients per arm, with dose levels 100 mg with food, 100 mg without (w/o) food, 200 mg w/o food, and 200 mg with food (n=2)). Compared to baseline, 84% of all patients dosed for four weeks with BMF-219 (n=32) in the escalation portion of COVALENT-111 showed a reduction in HbA1c at Week 4 and 74% at Week 12, two months after the final dose of BMF-219. During the 4-week dosing period, BMF-219 was generally well tolerated; there were no dose reductions, dose discontinuations, or severe or serious adverse events. Also, during the off-treatment period (Week 4 to Week 12), no severe or serious treatment emergent adverse events were noted.

In October 2023, we announced FDA clearance of the IND for BMF-219 in type 1 diabetes mellitus, allowing us to initiate a Phase 2 clinical trial in adults with type 1 diabetes mellitus (COVALENT-112) at two oral dose levels, 100 mg and 200 mg unfed, for 12-weeks of treatment followed by a 40 week off-treatment period.

BMF-500

Beyond BMF-219, we are utilizing our novel FUSIONTM System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation covalent inhibitor of activating mutations of the FMS-like tyrosine kinase 3 (FLT3), which are the most frequent genetic alteration in AML and are associated with poor prognosis. In December 2022, we presented initial preclinical data at ASH demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. In October 2023, we announced the first patient has been dosed with BMF-500 in relapsed or refractory acute leukemia.

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

As of September 30, 2023, we had an accumulated deficit of $213.9 million. We incurred net losses of $82.4 million and $56.5 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors as well as patients with type 1 and type 2 diabetes mellitus;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including pre-diabetes;
•
continue the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSIONTM System discovery platform;
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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and clinical trials of BMF-219 in various types of liquid and solid tumors, as well as in type 2 diabetes mellitus, any future preclinical development and clinical trials of our product candidates, including BMF-500, and other research and development activities we may conduct;

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	$ Change	2023	2022	$ Change
Operating expenses:
Research and development	$25,347	$18,242	$7,105	$71,680	$42,174	$29,506
General and administrative	5,772	5,242	530	17,127	15,184	1,943
Total operating expenses	31,119	23,484	7,635	88,807	57,358	31,449
Loss from operations	(31,119)	(23,484)	(7,635)	(88,807)	(57,358)	(31,449)
Interest and other income, net	2,690	594	2,096	6,436	844	5,592
Net loss	$(28,429)	$(22,890)	$(5,539)	$(82,371)	$(56,514)	$(25,857)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	$ Change	2023	2022	$ Change
External costs	$15,811	$11,841	$3,970	$44,115	$24,460	$19,655
Internal costs:
Personnel-related expenses (including stock-based compensation)	7,353	4,920	2,433	21,440	13,572	7,868
Facilities and other allocated expenses	2,183	1,481	702	6,125	4,142	1,983
Total research and development expenses	$25,347	$18,242	$7,105	$71,680	$42,174	$29,506

Research and development expenses increased by $7.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase of $4.0 million in external costs was primarily driven by an increase of $5.2 million related to clinical activities. The increase is offset by the decrease of $1.5 million related to manufacturing activities and decrease of $0.9 million related to preclinical activities primarily due to timing variations in execution of these activities. Personnel-related expenses, including stock-based compensation, increased by $2.4 million due to an increase in headcount. Depreciation and facilities increased by $0.7 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

Research and development expenses increased by $29.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase of $19.7 million in external costs was primarily driven by an increase of $19.1 million related to clinical activities, $1.4 million related to manufacturing activities performed in relation to clinical development of BMF-219 and BMF-500 and $1.2 million related to external consultants and advisors. The increase is offset by the decrease in preclinical related activities of $3.3 million. Personnel-related expenses, including stock-based compensation, increased by $7.9 million due to an increase in headcount. Depreciation and facilities increased by $2.0 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and by $1.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in both periods was primarily due to increased personnel-related expenses, including stock-based compensation, due to an increase in headcount.

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

As of September 30, 2023, we had cash, cash equivalents, restricted cash, and investments of $199.5 million and an accumulated deficit of $213.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents, restricted cash, and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

See the section of this Quarterly Report on Form 10-Q titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(73,755)	$(42,216)
Investing activities	(2,212)	28,042
Financing activities	163,176	749
Net increase (decrease) in cash, cash equivalents, and restricted cash	$87,209	(13,425)

Net Cash Used in Operating Activities

Net cash used in operating activities was $73.8 million during the nine months ended September 30, 2023 and consisted of a net loss of $82.4 million, offset by a decrease in net assets of $4.7 million and non-cash adjustments of $13.3 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.4 million, decrease in accrued expenses and other current liabilities of $2.6 million and a decrease in operating lease liabilities of $1.8 million. The decrease is offset by an increase in other assets of $1.7 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $10.2 million and operating lease expense of $2.0 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2023 and was primarily related to the purchase of property and equipment partially offset by maturities of investments.

Net cash provided by investing activities was $28.0 million during the nine months ended September 30, 2022 and was primarily related to maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $163.2 million during the nine months ended September 30, 2023. Cash provided by financing activities was related to $161.8 million net proceeds received from the public offering of our common stock and $1.4 million of proceeds received from stock option exercises and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $0.7 million during the nine months ended September 30, 2022 and was related to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

Contractual Obligations

As of September 30, 2023, there have been no material changes from the contractual obligations and commitments as of December 31, 2022 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2023 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2023, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended September 30, 2023. We held $199.5 million in cash, cash equivalents, restricted cash, and investments as of September 30, 2023. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of September 30, 2023. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have two product candidates, BMF-219 and BMF-500, under investigation in clinical trials, with the first patient recently dosed with BMF-500. Our remaining product candidates are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $82.4 million and $56.5 million, for the nine months ended September 30, 2023 and 2022 , respectively. As of September 30, 2023, we had an accumulated deficit of $213.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors, as well as patients with type 1 and type 2 diabetes mellitus;
•
explore the potential clinical utility of BMF-219 in other diabetic patient populations, including pre-diabetes;
•
continue the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSIONTM System discovery platform;
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
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the ongoing clinical development of BMF-219 and BMF-500 and any future product candidates;

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

As of September 30, 2023, we had $199.5 million in cash, cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, restricted cash, and investments will be sufficient to fund our operations for at least one year past the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In addition, our lead product candidate, BMF-219, is in clinical development, and we recently dosed the first patient with our second product candidate, BMF-500 following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for BMF-219, as well as animal models and preclinical cell lines for BMF-219 and BMF-500. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects for various types of solid tumors or liquid tumors or type 2 diabetes mellitus, or our second product candidate, BMF-500, in human subjects for relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. We have only just received IND clearance to pursue the clinical development of BMF-219 in human subjects with type 1 diabetes mellitus. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to a continued and prolonged public health emergencies such as the COVID-19 pandemic;
•
successful completion of preclinical studies;
•
receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our Phase 1/1b clinical trial of BMF-219 in various types of solid tumors, our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes mellitus, our Phase 2 clinical trial of BMF-219 in type 1 diabetes mellitus, and our Phase 1 clinical trial of BMF-500 in relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLL1r / NPM1 mutations;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we have two product candidates, BMF-219 and BMF-500, under investigation in clinical trials, with the first patient recently dosed with BMF-500. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, BMF-219, is in clinical development in selected liquid tumors, solid tumors, and type 1 and type 2 diabetes mellitus, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

In addition, disruptions caused by continued and prolonged public health emergencies such as the COVID-19 pandemic, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials. Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products, if and when approved, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether BMF-219 or BMF-500 will perform in clinical trials as BMF-219 or BMF-500 have performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

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
•
delays in or temporary suspension of the enrollment of patients in our planned clinical trials due to a continued and prolonged public health emergency such as the COVID-19 pandemic;
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

Type 2 diabetes mellitus is a highly heterogeneous disease, there are over sixty approved therapies being utilized in treating diabetes at various stages of the disease progression, with early lines of therapies largely genericized. There is also a significant industry pipeline of potentially emerging new treatments all addressing patients either in front line or as a follow-on treatment either in monotherapy or in combination.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our future success may depend in part on our ability to maintain a competitive position with our FUSION™ system platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. While we believe that BMF-219, our discovery platform, knowledge, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

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

In particular with our oncology franchise, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated Phase 1 results that support continued development into pivotal studies and validate menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594), Janssen Pharmaceuticals (JNJ-75276617) and Sumitomo Pharma Oncology (DSP-5336). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

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

As is the case with many oncology drugs, it is likely that there may be significant side effects associated with their use. BMF-219, BMF-500 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of BMF-219 leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that patients' responses could be both unexpected and negative. In addition, we or our future collaborators may study BMF-219 in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in patients that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Patients treated with BMF-219, BMF-500 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials of BMF-219 will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

As of September 30, 2023, we had 103 full-time employees, including 78 employees engaged in research and development activities.

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

However, trade secrets can be difficult to protect and trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and even then, the license may not be available on commercially reasonable terms. Further, we cannot provide any assurances that competitors or other third parties will not otherwise gain access to our trade secrets and other confidential proprietary information or independently discover or develop substantially equivalent technology and processes. If we are unable to prevent disclosure of the trade secrets and other non-patented intellectual property related to our product candidates and technologies to third parties, there is no guarantee that we will have any such enforceable trade secret protection and we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

If the competitor files a patent application on such an advance before we do, then we may no longer be able to protect the technology or product, we may require a license from the competitor, and if then the license may not be available on commercially reasonable terms.

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

We may need to obtain licenses in the future from third parties to advance our research or allow commercialization of our technology, product candidates or products, and we cannot provide any assurances that there are no third-party patents which might be enforced against our technology, product candidates or products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected technology, product candidates or products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

If disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially reasonable terms, we may not be able to successfully develop and commercialize the affected technology, product candidates or products, which would have a material adverse effect on our business.

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
•
our ability to develop our product candidates for the treatment of type 2 diabetes mellitus or other metabolic diseases;
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

Our executive officers, directors and their respective affiliates beneficially own approximately 27% of our outstanding voting stock as of September 30, 2023. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

BIOMEA FUSION, INC.

Date: October 30, 2023	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: October 30, 2023	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer