Form 10-K
period 2023-12-31
Biomea Fusion, Inc.
filed 2024-03-28
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2023, was $596,910,000.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2024 was 35,889,360.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2023 pursuant to Regulation 14A in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Our discovery, preclinical and clinical development is focused on the development of novel covalent small-molecule therapies to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.
•
Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.
•
We are early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of oral covalent small molecule drugs to treat patients with metabolic diseases and genetically defined cancers. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers potential advantages over conventional non-covalent drugs, including greater target selectivity, lower systemic drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates.

Our lead product candidate, BMF-219, built from the FUSION™ System, is an orally bioavailable, potent and selective covalent inhibitor of menin. Menin is a transcriptional scaffold protein that has no intrinsic enzymatic activity but facilitates signal transduction via crosstalk with various direct and indirect binding partners to regulate gene transcription and cell signaling to drive specific biological functions. In a cell type, tissue, and environment-specific manner, menin-related binding partners, genes, proteins, and regulated pathways could include JunD, MLL, NPM1, MYC, Smad, Runx1, estrogen receptor, PPAR-gamma, PRMT5, NFkB, Sirt1, EZH2, FLT3, Pbk, cyclins, cyclin dependent kinases (CDKs), cyclin dependent kinase inhibitors (CDKIs), heat shock proteins (HSPs), AKT, B-catenin, Hoxa9, Meis1, MYB, LEDGF, Gastrin, TGF-β, FOXO, and Prolactin. The reversible menin-MLL interaction inhibitors currently in clinical development by other companies primarily drive their clinical effect via interfering with the interaction of MLL with menin. In contrast, BMF-219 is designed to broadly impact menin’s interaction with additional binding partners that are known to contribute to various pathologies. We currently have clinical trials of BMF-219 underway in patients with type 1 and type 2 diabetes as well as patients with liquid and solid tumors.

In pancreatic beta-cells, menin acts as a checkpoint to regulate beta cell proliferation. In a hyperglycemic state, the reduction of functional menin protein levels has been shown by Biomea and academic groups to drive beta cell specific proliferation in pancreatic islets and restore glycemic control (in animal models). In preclinical studies, the administration of BMF-219 has also produced a pronounced effect in models of diabetes, normalizing glucose levels in rats during treatment that is sustained after drug washout, and driving replication of beta cells in ex vivo human islets that increase insulin secretion. Thus, we believe that in people with uncontrolled diabetes, the inhibition of menin by BMF-219 has the potential to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to improvements in long-term glycemic control. BMF-219 is currently in Phase 2 clinical trials in type 2 diabetes (COVALENT-111) and type 1 diabetes (COVALENT-112).

Menin, in complex with specific binding partners, is also an important transcriptional regulator of oncogenic signaling in multiple cancers. For example, in AML mutations or genetic rearrangements, menin binding partners MLLr and NMP1 are known oncogenic drivers of the disease. In other liquid and solid tumor types, signal transduction through menin binding partners MYC and JunD have been implicated in driving tumor growth. Across a range of liquid and solid tumor models studies, the administration of BMF-219 has resulted in robust anti-tumor responses and has been generally well-tolerated. As of December 31, 2023, BMF-219 is being evaluated in liquid and solid tumors across two ongoing clinical trials, COVALENT-101 and COVALENT-102.

Beyond BMF-219, we are utilizing our novel FUSIONTM System to engineer potentially differentiated covalent investigational therapies against disease drivers. In May 2022, we announced the nomination of our second development candidate, BMF-500, a covalent inhibitor of FMS-like tyrosine kinase 3 (FLT3). We announced the U.S. Food and Drug Administration (FDA) clearance of Investigational New Drug application (IND) for BMF-500 in relapsed or refractory (R/R) acute leukemias (AML) in May 2023, and we dosed our first patient in October 2023. BMF-500 is being evaluated in R/R AML clinical trial, COVALENT-103.

We are currently advancing additional preclinical covalent programs for the treatment of select diseases and expect to nominate our third development candidate in 2024. Our goal is to utilize our capabilities and our FUSIONTM System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

After working closely together at Pharmacyclics, our Chief Executive Officer and Chairman of the Board of Directors, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann, founded Biomea Fusion in 2017 with the shared vision and goal of developing targeted therapies for patients suffering from genetically defined cancers and metabolic diseases. Today, Biomea has grown to over 100 employees, and has built a management team with significant experience both in precision medicine and in progressing products from early-stage research to clinical trials and ultimately to regulatory approval and commercialization. Biomea has cultivated in-house expertise in medicinal chemistry, biology, translational medicine, computational biology, and chemistry, in vitro and in vivo pharmacology, biomarker development, and manufacturing. We have also established internal expertise and synergies in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory affairs, and quality control. Members of the management team have held various positions at several renowned biotechnology companies including, Gilead, and Genentech, Pharmacyclics, AbbVie, Celera, and others, and includes the co-inventors of covalent inhibitors Imbruvica, Remdesivir, and Harvoni. We are supported by our board of directors, scientific advisory board, and a leading syndicate of investors.

Our Programs

We are a clinical-stage biopharmaceutical company dedicated to discovering and developing oral covalent small molecules to treat and improve the lives of patients with metabolic diseases and genetically defined cancers. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates. Our goal is to utilize our capabilities and FUSION™ System to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases. To date we have announced two clinical development candidates, BMF-219 and BMF-500. The following table summarizes our wholly-owned research and development pipeline:

Our current pipeline and potentially addressable patient population

BMF-219

Our lead product candidate, BMF-219, is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair. Menin plays a key role in beta-cell proliferation and function, as previously demonstrated through increased beta-cell mass generation in Men1 knockout mice (Ja et al., 2021). We are developing BMF-219 for the treatment of menin regulated or dependent diseases such as type 1 and type 2 diabetes as well as subtypes of liquid and solid tumors.

BMF-219 in Diabetes

We are currently investigating BMF-219 in diabetes in our ongoing Phase 1/2 clinical trial COVALENT-111 (patients with type 2 diabetes) and our ongoing Phase 2 clinical trial COVALENT-112 (patients with type 1 diabetes).

Loss of functional beta cell mass is a core component of the natural history in both types of diabetes – type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps regulate the body’s capacity to absorb, metabolize, and convert glucose for energy. In patients with diabetes, beta cell mass and function are diminished over time, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Based on these and other scientific findings, we are exploring the potential for menin inhibition as a possible therapeutic approach to improve beta cell health and mass, and thus potentially treat an underlying driver of diabetes.

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

In March 2023, we reported initial clinical data from the Phase 2 portion of COVALENT-111. 40 patients were enrolled in the first three cohorts of COVALENT-111, with the first cohort (Cohort 1) comprising 16 healthy volunteers (HVs); 12 HVs were exposed to 100 mg BMF-219 once daily (QD) for two weeks and four HVs were exposed to placebo. In Cohorts 2 and 3, type 2 diabetes patients (n=12 per cohort of which 10 subjects were treated with BMF-219 and two subjects treated with placebo instead) received BMF-219 or placebo once daily for four weeks with or without food, respectively. In the two active treatment cohorts, enrolled patients had type 2 diabetes diagnosed for ≤ 15 years, were between the ages of 18 to 65, had been treated with lifestyle management together with up to three anti-diabetic medications, with a stable dose for at least two months prior to screening, had a BMI ≥25 and ≤40 kg/m2, and had poorly controlled diabetes (HbA1c ≥7.0% and ≤10%). At baseline, diabetic patients enrolled in the two treatment cohorts, Cohorts 2 and 3, had a median A1c of 7.9% and 7.8%, respectively.

Treatment Cohort 3 (BMF-219 without food) compared to Cohort 2 (BMF-219 with food) showed a positive dose-response pharmacokinetics relationship demonstrated by about a threefold median increase in Cmax (ng/ml) and AUC (ng x h/ml) when BMF-219 was administered without food. This increase in BMF-219 systemic exposure was in line with the differences seen in the response rates between the two cohorts. Specifically, the change in HbA1c at four weeks for Cohort 3 patients (n=9) (the denominator in Cohort 3 is 9 because the week 4 sample for one patient was unable to be processed) on BMF-219 (100 mg, without food) showed a median A1c reduction of -1.0% and a 89% (8/9) response rate at four weeks, with 78% of subjects achieving a ≥0.5% reduction in A1c and 56% achieving a ≥1.0% reduction in A1c. Cohort 2 patients (n=10) on BMF-219 (100 mg, with food) showed a median A1c reduction of -0.3% and a 70% (7/10) response rate at 4 weeks, with 30% of subjects achieving a ≥0.5% to ≤1.0% reduction in A1c. Subjects on placebo (n=4) showed a median and mean A1c reduction between -0.1% and -0.15%.

We also reported data from Cohorts 1, 2, and 3 of COVALENT-111. BMF-219 was generally well tolerated; all patients completed the four-week treatment, and completed follow-up to assess the durability of the treatment effect. There were no dose reductions, serious AEs, or severe AEs. In the active treatment Cohorts 2 and 3 (100 mg QD, n=24) 7 of 20 patients treated with BMF-219 showed mild (Grade 1) Treatment Emergent AEs (TEAEs), 1 of 20 patients treated with BMF-219 showed a moderate (Grade 2) TEAE and 2 of 4 subjects treated with placebo showed mild (Grade 1) TEAEs. No subjects showed symptomatic hypoglycemia and no other TEAEs were observed. In the healthy volunteer (HV) Cohort 1 (100 mg QD, n=16), 2 of 12 subjects treated with BMF-219 and 1 of 4 subjects treated with placebo showed mild (Grade 1) TEAEs. No other TEAEs were observed.

In June 2023, we presented additional clinical data from the first two cohorts of patients with type 2 diabetes enrolled in the Phase 2 portion of COVALENT-111. At Week 12, eight weeks after the last dose of BMF-219, patients who received BMF-219 in Cohort 2 and 3 had a mean HbA1c reduction of 0.1% and 1.0%, respectively. Specifically in Cohort 3 (100 mg BMF-219 QD without food for 4 weeks), 50% of patients (n=5/10) saw a continued improvement in HbA1c with a mean reduction in HbA1c of 1.49% at Week 12, compared to the mean reduction of 0.9% at the end of the dosing period at Week 4 (an additional 62% HbA1c reduction). 60% (n=6/10) of Cohort 3 patients achieved an HbA1c of 7% or below at the end of Week 12, compared to 30% (n=3/10) at the end of dosing period (Week 4) and 10% (n=1/10) at the end of Week 1. The average C-peptide expression for patients in Cohort 3 increased through Week 8. A similar increase in HOMA-B was observed, stabilizing at Week 8. As measured by continuous glucose monitoring (CGM), 7 of 10 (70%) patients maintained or improved time in range while off treatment (between Week 4 and Week 12). As measured by CGM, 60% (n=6/10) of Cohort 2 patients maintained or improved time in range while off treatment (between Week 4 and Week 12). Subjects on placebo (n=4) in Cohorts 2 and 3 showed a mean HbA1c increase of 0.10% at Week 12. HVs in Cohort 1, did not show a meaningful change (-0.1% to 0.1%) in HbA1c during 14 days of BMF-219 treatment and 6 weeks of follow-up.

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

In September 2023, we announced FDA and Health Canada clearance of the expansion cohorts of the ongoing Phase 2 clinical trial (COVALENT-111) in type 2 diabetes mellitus, allowing us to evaluate BMF-219, administered at 100 mg and 200 mg, with dosing durations up to 12 weeks in type 2 diabetes patients. The expansion portion will consist of approximately 300 patients with 54 subjects treated with BMF-219 and 18 treated with placebo in each arm. We also provided a high-level update on a total of 32 type 2 diabetes mellitus patients dosed for four weeks at 100 or 200 mg to date (10 active patients per arm, with dose levels 100 mg with food, 100 mg without (w/o) food, 200 mg w/o food, and 200 mg with food (n=2)). Compared to baseline, 84% of all patients dosed for four weeks with BMF-219 (n=32) in the escalation portion of COVALENT-111 showed a reduction in HbA1c at Week 4 and 74% at Week 12, two months after the final dose of BMF-219. During the 4-week dosing period, BMF-219 was generally well tolerated; there were no dose reductions, dose discontinuations, or severe or serious AEs. Also, during the off-treatment period (Week 4 to Week 12), no severe or serious TEAEs were noted.

In October 2023, we announced FDA clearance of the IND for BMF-219 in type 1 diabetes mellitus, allowing us to initiate a Phase 2 clinical trial in approximately 150 patients with stage 3 type 1 diabetes (COVALENT-112) at two oral dose levels (50 subjects treated with BMF-219 and 25 treated with placebo for each dose level), 100 mg and 200 mg unfed, for 12-weeks of treatment followed by a 40 week off-treatment period. The trial will also include an open label portion (n=40), enrolling participants in the U.S. and Canada with type 1 diabetes up to 15 years since diagnosis. In December 2023, we announced Health Canada clearance of Clinical Trial Application (CTA) for BMF-219 in type 1 diabetes.

In December 2023, we also presented long-term follow-up data showing improved glycemic control after 22 weeks off treatment in the ongoing Phase 2 study (COVALENT-111) of BMF-219 in type 2 diabetes. At Week 26, 22 weeks after the last dose of BMF-219, participants in the 100 mg QD (without food) cohort saw an improved placebo adjusted mean reduction in HbA1c of 0.8% (compared to a 0.7% placebo adjusted mean reduction in HbA1c at Week 4). Observed HbA1C reduction was supported by an increase from baseline in placebo adjusted mean HOMA-B (+270%) and in mean stimulated C-peptide AUC (+22%) at Week 26 in responders (defined as HbA1c reduction ≥0.5% at Week 26) with baseline below the HOMA-B upper limit of normal (<200). BMF-219 was generally well tolerated; no dose reductions, dose discontinuations, or severe or serious AEs and no symptomatic or asymptomatic hypoglycemia was observed. In addition, we reported that the 200 mg cohorts near doubled the percentage of patients (36%) with durable HbA1c reduction of 1% or more compared to the 100 mg cohorts which reported earlier as 20%.

In December 2023, we also presented preclinical ex-vivo human islet data. Dependent on dose concentration and also dependent on dose duration, BMF-219 was observed to increase beta cell mass and function, as well as promote controlled proliferation and enhance insulin content in beta cells. Proliferation was observed only under elevated glucose conditions, which mimics diabetic levels, and with continuous drug exposure.

In January 2024, we announced the dosing of the first type 1 diabetes patient in our Phase 2 study (COVALENT-112) with BMF-219. Initial proof of concept clinical data in type 1 diabetes patients is expected in 2024.

BMF-219 in Oncology

We are currently investigating BMF-219 in oncology in our ongoing Phase 1 clinical trial COVALENT-101 (patients with subtypes of leukemia and lymphoma) and our ongoing Phase 1/1b clinical trial COVALENT-102 (patients with KRAS solid tumors).

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

In October 2022, we announced the initiation of a Phase 1/1b clinical trial of BMF-219 (COVALENT-102) in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation. Dose escalation completion and selection of the recommended Phase 2 dose are expected in 2024.

In July 2023, we also reported initial topline data from ongoing Phase 1 clinical trial (COVALENT-101) showcasing initial responses in relapsed/refractory AML patients with menin-dependent mutations. New data revealed two Complete Responses (CRs) (1 CR, 1 CRi) out of five relapsed/refractory AML patients carrying menin-dependent mutations treated at Dose Level 4. BMF-219, the first and only investigational covalent small-molecule menin inhibitor in clinical development to our knowledge, was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlates with initial activity seen in BMF-219’s preclinical studies. We believe that this data supports further dose escalation.

In December 2023, we reported the achievement of minimal residual disease negativity (MRD-neg) in first complete responder in a patient with AML. Within the total of 7 patients selected as evaluable for efficacy, 2 CRs were observed with a mean time to response of 1.8 months. We believe that pharmacodynamic data from a case study of an AML patient containing NUP98-NSD1 mutation further supports the proposed mechanism of action of BMF-219 as a menin inhibitor; in-line with preclinical models, BMF-219 downregulated key leukemogenic genes (e.g. HOXA9, MEIS1) as well as MEN1. BMF-219 was generally well tolerated with no dose-limiting toxicities observed and without adverse event (AE) related treatment discontinuations. Four participants experienced Differentiation Syndrome (DS) ≤ Grade 3, managed by cytoreductive therapy (hydroxyurea and steroids). Two participants recovered without dose modification or interruption, and none of the participants discontinued due to DS. Clinical data to date support protocol enhancements to COVALENT-101 to include focusing exclusively on patients with menin sensitive mutations such as MLL-r and NPM1 mutant acute leukemias and higher dose levels for CYP3A4 inhibitor Arm (Arm B). Dose escalation completion and selection of the recommended Phase 2 dose are expected in 2024.

BMF-500

Including the discovery and development of BMF-219, we are utilizing our novel FUSIONTM System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation covalent inhibitor of activating mutations of the FMS-like tyrosine kinase 3 (FLT3), which are the most frequent genetic alteration in AML and are associated with poor prognosis. In December 2022, we presented initial preclinical data at the American Society of Hematology Annual Meeting (ASH) demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. In October 2023, we announced the first patient has been dosed with BMF-500 in relapsed or refractory acute leukemia. Dose escalation completion and selection of the recommended Phase 2 dose are expected in 2024.

Our Strategy – We Aim to Cure

Biomea’s strategy is to identify key cellular regulators of homeostasis and molecular drivers of pathophysiological states, then to design, optimize, and develop covalent inhibitors that have the potential to produce clinically differentiated therapeutic profiles with an aim to cure. In cancer, mutations to key molecular pathways can constitutively hijack cell cycle machinery and disrupt pathways that results in abnormal or uncontrolled cell growth and division. We seek to recognize the clinical value of precision targeting of malfunctioning proteins through optimized covalent inhibition.

Our goal is to become a leader in the discovery, development and commercialization of highly selective, oral covalent therapies focused on metabolic diseases and cancer indications. Our scientists, with extensive backgrounds in structure-driven drug discovery and development, have taken aim at these molecular targets using covalent inhibition techniques. Specifically, we select highly sought-after targets that have been difficult to inhibit using conventional small molecule techniques. These conventional reversible drugs and drug candidates rely exclusively on keeping drug exposure in the patient’s bloodstream at a sufficiently high levels to continuously inhibit the therapeutic targets, often requiring a constant drug exposure to drive a clinical effect. The patient is thus subject to continuous systemic drug exposure during the course of treatment, which can lead to side effects caused by the drug’s off-target activity therefore disrupting normal homeostatic function.

Guided by the FUSIONTM system modeling, we design covalent small molecule drug candidates to work in a two-step process. First, an inhibitor reversibly associates with the target protein, where the chemical warhead of our covalent inhibitor comes within a close proximity of a targeted reactive amino acid residue of the target protein. In the second step, a bond is formed between the two reactive components in the inhibitor and the target protein, respectively, to form an irreversible covalent bond. Conventional reversible inhibitors differ from covalent inhibitors in that they do not involve the second step. The covalent “lock-and-key”, when optimized, can result in small molecule candidates with high selectivity for their targets, limited off-target activity, potentially generating a large therapeutic window. The only way then for the disease driving functional protein to return is through de novo synthesis. This allows the drug candidate to potentially be dosed in short bursts without requiring constant systemic drug exposure. In contrast, the conventional reversible small molecule drug candidate may result in binding to multiple targets, which can lead to poor selectivity and cause unintended side effects. We believe this approach affords an added degree of selectivity, since “innocent” targets are not exposed to the drug for any longer than necessary.

With a wealth of experience in delivering versatile, approaches prior to joining Biomea including covalent inhibitor drugs such as IMBRUVICA (ibrutinib), we believe our team is uniquely positioned to leverage this knowledge in a wide variety of unmet medical needs.

Biomea's Development Principles

Validated Targets For Covalent Inhibition
Biology
Breakthrough Covalent Chemistry
Chemistry
Proprietary Combinations
Medicine

Validated Targets

Drugs pursuing **Validated Disease Targets** have a ~2x higher likelihood of approval than molecules pursuing a new mechanism of action

Sources: Nelson et al. (2015) Nat Genet.; Thomas et al. (2016) BIO; In a Landscape of 'Me Too' Drug Development, What Spurs Radical Innovation? HBS Weekly Review (Jun 2018)

Covalent Inhibitors

Covalent Small Molecule Inhibitors provide deep target inactivation and a wider therapeutic window, allowing for longer duration on therapy

Sources: Singh et al. (2011) Nature Reviews Drug Discovery; Cheng et al. (2020) Journal of Hematology & Oncology; Strelow (2017) SLAS Discovery; Kalgutkar & Dalvie (2012) Expert Opin. Drug Discov.;

Proprietary Combinations

Combination Therapy with non-overlapping resistance mechanisms results in more durable responses and better outcomes

Sources: Palmer et al. (2019) eLife; Mokhtari et al. (2017) Oncotarget

Biomea aims to combine expertise in biology, chemistry, and medicine to create a suite of novel agents to improve and extend life for patients

The key elements of our business strategy include:

•
Deploy our covalent platform against high-value oncogenic drivers of cancer. Leveraging our extensive experience developing covalent drugs and our structural biology and covalent binding chemistry expertise, we built our proprietary FUSION™ System to design and develop a pipeline of novel covalent small molecule product candidates. We believe covalent binders offer a number of potential advantages over conventional reversible drugs, including greater target selectivity and the ability to drive deeper, more durable responses with lower drug exposure. Our goal is to utilize our capabilities and platform to become a leader in developing covalent drugs.
•
Continue to advance our lead product candidate, BMF-219, through clinical development. BMF-219 is a covalent menin inhibitor being developed for the treatment of diabetes and cancers that are highly dependent on menin. In January 2022, we announced that we had dosed the first patient in our first-in-human Phase 1 clinical trial of BMF-219 (COVALENT-101) in patients with relapsed or refractory acute leukemia and have subsequently expanded the trial to enroll cohorts of patients with other relapsed/refractory liquid tumors. We are also studying

BMF-219 across a range of menin dependent solid tumors in the ongoing Phase 1 COVALENT-102 clinical trial. Beyond cancer, we are exploring the potential of BMF-219, to treat type 2 diabetes in the ongoing Phase 1/2 COVALENT-111 trial as well as to treat type 1 diabetes in the ongoing Phase 2 COVALENT-112 trial.
•
Continue to expand our portfolio of covalent small molecule product candidates. In addition to BMF-219, we are advancing two other preclinical covalent programs for the treatment of select cancers and announced our second development candidate, BMF-500, a covalent FLT3 inhibitor in May 2022. We expect to nominate our third development candidate in 2024. Both of these preclinical programs target clinically validated mechanisms of action and are complementary to the menin pathway.
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
•
Safety and tolerability. While the covalent binding modality can provide a high degree of selectivity, poorly conceived molecules with promiscuous binding profiles can pose a risk of significant off-target interactions and safety concerns. Given this significant and long-standing challenge, without the structural biology and covalent binding chemistry expertise, drug developers have historically been discouraged from pursuing covalent binders.

At Biomea, we believe we are positioned to leverage the significant expertise, foundational knowledge, and capabilities that our management team first acquired while developing ibrutinib and that we have expanded and refined over the last three years to create our FUSION™ System discovery platform.

Our FUSION™ System Discovery Platform

We believe that covalent small molecules have the potential to address the key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. Leveraging our extensive experience developing covalent drugs and covalent binding chemistry expertise, we built our proprietary FUSION™ System to enable the design and development of novel covalent small molecule product candidates against high-value oncogenic drivers of cancer. The system also has the capability to create a novel non-covalent inhibitor, which we may advance depending on the target. We have described some of the differences between the FUSION™ System and traditional small molecule drug discovery approaches below:

The FUSION™ System leverages AI/VR matching and custom synthesis to develop novel drugs

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

Our Initial Focus: Menin

Menin & Beta-Cell Biology in Diabetes

Diabetes is considered a chronic health condition that affects how the body turns food into energy and results in too much sugar in the bloodstream. Over time, this can cause serious health problems and damage vital organs. Most people with diabetes have a shorter life expectancy than people without this disease. Diabetes is one of the largest economic burdens on the U.S. health care system and the 7th leading cause of death in the U.S. According to the CDC, worldwide 537 million adults have diabetes. The CDC estimates about 2 in 5 of the adult population in the U.S. are now expected to develop diabetes during their lifetime. More than 37 million people of all ages (about 11% of the U.S. population) have diabetes today. 96 million adults (more than 1 in 3) have pre-diabetes, blood sugars that are higher than normal but not high enough to be classified as diabetes. Diabetes is also one of the largest economic burdens on the United States health care system with $1 out of every $4 in U.S. health care costs being spent on caring for people with diabetes. Despite the current availability of many diabetes medications, there remains a significant need in the treatment and care of patients with diabetes.

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

Loss of functional beta cell mass is a core component of the natural history in both types of diabetes — type 1 diabetes (mediated by autoimmune dysfunction) and type 2 diabetes (mediated by metabolic dysfunction). Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin. Insulin is a hormone that helps the body use glucose for energy and helps control blood glucose levels. In patients with diabetes, beta cell mass and function are diminished, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that inhibition of menin could lead to the regeneration of normal healthy beta cells. Based on these and other scientific findings, Biomea is exploring the potential for BMF-219-mediated menin inhibition as a therapeutic approach to potentially halt or reverse progression of type 2 diabetes.

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

On March 28, 2023, we reported topline initial clinical data from the Phase 2 portion of COVALENT-111. 40 subjects were enrolled in the first three cohorts of COVALENT-111, with the first cohort comprising 16 healthy volunteers (HVs); 12 HVs were exposed to 100 mg BMF-219 once daily for two weeks and four HVs were exposed to placebo. In Cohorts 2 and 3, type 2 diabetes mellitus patients (n=12 per cohort with 10 subjects treated with BMF-219 and 2 subjects on placebo) received BMF-219 once daily for four weeks with or without food, respectively. In the two active treatment cohorts, enrolled patients had type 2 diabetes mellitus diagnosed for ≤15 years, were ages 18 to 65, had been treated with lifestyle management together with up to three anti-diabetic medications, with a stable dose for at least two months prior to screening, had a BMI ≥25 and ≤40 kg/m2, and had poorly controlled diabetes with HbA1c ≥7.0% and ≤10%. At baseline, patients enrolled in the two active treatment cohorts, Cohorts 2 and 3 had a median A1c of 7.9% and 7.8%, respectively.

Median change in HbA1c (%)
0.00
-0.25
-0.50
-0.75
-1.00
Day 1
Day 14
Day 21
Day 28
Study Visit (Days)
Dose Group
Placebo
Cohort 2
Cohort 3

Observed HbA1c lowering of BMF-219

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

We also reported on the tolerability profile of BMF-219 observed in Cohorts 1, 2, and 3 of COVALENT-111. BMF-219 was generally well tolerated; all patients completed the four-week treatment, and all patients continue in follow-up to assess the durability of the treatment effect. There were no dose reductions, serious AEs, or severe AEs. In the active treatment Cohorts 2 and 3 (100 mg QD, n=24) 7 of 20 patients treated with BMF-219 showed mild (Grade 1) Treatment Emergent AEs (TEAEs), 1 of 20 patients treated with BMF-219 showed a moderate (Grade 2) TEAE and 2 of 4 patients treated with placebo showed mild (Grade 1) TEAEs. No patients showed symptomatic hypoglycemia and no other TEAEs were observed. In the healthy volunteer (HV) Cohort 1 (100 mg QD, n=16), 2 of 12 subjects treated with BMF-219 and 1 of 4 subjects treated with placebo showed mild (Grade 1) TEAEs. No other TEAEs were observed.

Preferred Term for TEAE	BMF-219 (N=20)	Placebo (N=4)	Total (N=24)
Subjects with ≥1 TEAE	7 (35%)	2 (50%)	9 (38%)
Abdominal bloating	2 (10%)	0	2 (8.4%)
Elevated pancreatic polypeptide in plasma	0	2 (50%)	2 (8.4%)
Cough	1 (5%)	1 (25%)	2 (8.4%)
Elevated GGT	1 (5%)	0	1 (4.2%)
Elevated AST	1 (5%)	0	1 (4.2%)
Elevated ALT	1 (5%)	0	1 (4.2%)
Sore throat	1 (5%)	0	1 (4.2%)
Non-specific GI symptoms	1 (5%)	0	1 (4.2%)
Decreased interleukin-6	1 (5%)	0	1 (4.2%)
Swollen lymph nodes	0	1 (25%)	1 (4.2%)
Elevated lipase	1 (5%)	0	1 (4.2%)
Intermittent headaches	1 (5%)	0	1 (4.2%)
Contact dermatitis	1 (5%)	0	1 (4.2%)

All TEAEs are Grade 1 except Elevated Lipase (Grade 2)

BMF-219 was generally well tolerated in patients enrolled in COVALENT-111

In June 2023, we presented additional clinical data from the first two cohorts of patients with type 2 diabetes enrolled in the Phase 2 portion of COVALENT-111. At Week 12, eight weeks after the last dose of BMF-219, patients who received BMF-219 in Cohort 2 and 3 had a mean HbA1c reduction of 0.1% and 1.0%, respectively. Specifically in Cohort 3 (100 mg BMF-219 QD without food for 4 weeks), 50% of patients (n=5/10) saw a continued improvement in HbA1c with a mean reduction in HbA1c of 1.49% at Week 12, compared to the mean reduction of 0.9% at the end of the dosing period at Week 4 (an additional 62% HbA1c reduction). 60% (n=6/10) of Cohort 3 patients achieved an HbA1c of 7% or below at the end of Week 12, compared to 30% (n=3/10) at the end of dosing period (Week 4) and 10% (n=1/10) at the end of Week 1. The average C-peptide expression for patients in Cohort 3 increased through Week 8. A similar increase in HOMA-B was observed, stabilizing at Week 8. As measured by continuous glucose monitoring (CGM), 7 of 10 (70%) of patients maintained or improved time in range while off treatment (between Week 4 and Week 12). As measured by CGM, 60% (n=6/10) of Cohort 2 patients maintained or improved time in range while off treatment (between Week 4 and Week 12). Placebo patients (n=4) in Cohorts 2 and 3 showed a mean HbA1c increase of 0.10% at Week 12. HVs in Cohort 1 showed minimal mean change (-0.1% to 0.1%) in HbA1c during 14 days of BMF-219 treatment and six weeks of follow-up.

The top 50% of responders after 4-weeks of treatment in Cohorts 2 and 3 demonstrated durable and ongoing reduction in HbA1c while off treatment up to Week 12; a continued reduction in HbA1c was observed in Cohort 2 (additional 114%) and in Cohort 3 (additional 62%), as presented at 2023 ADA, “COVALENT-111, A Phase 1/2 Trial of BMF-219, an Oral Covalent Menin Inhibitor, in Patients with Type 2 Diabetes Mellitus – Preliminary Results” (2023-LB-5598).

After 4-weeks of BMF-219 once daily dosing both cohorts demonstrated an increasing proportion of patients achieving a target HbA1c ≤ 7% and maintained through Week 12, as presented at 2023 ADA, “COVALENT-111, A Phase 1/2 Trial of BMF-219, an Oral Covalent Menin Inhibitor, in Patients with Type 2 Diabetes Mellitus – Preliminary Results” (2023-LB-5598)

Tolerability data during the off-treatment period was also presented. During the Week 4 to Week 12 off-treatment period, no severe or serious TEAEs were noted.

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

there were no dose reductions, dose discontinuations, or severe or serious AEs. Also, during the off-treatment period (Week 4 to Week 12), no severe or serious TEAEs were noted.

COVALENT-111 trial design of dose escalation and dose expansion portion

In October 2023, we announced FDA clearance of the IND for BMF-219 in type 1 diabetes mellitus, allowing us to initiate a Phase 2 clinical trial in approximately 150 patients with stage 3 type 1 diabetes (COVALENT-112) at two oral dose levels, 100 mg and 200 mg unfed, for 12-weeks of treatment followed by a 40 week off-treatment period. In December 2023, we announced Health Canada clearance of Clinical Trial Application (CTA) for BMF-219 in type 1 diabetes. The trial will also include an open label portion (n=40), enrolling participants in the U.S. and Canada with type 1 diabetes up to 15 years since diagnosis.

In December 2023, we presented long-term follow-up data showing improved glycemic control after 22 weeks off treatment in ongoing Phase 2 study (COVALENT-111) of BMF-219 in type 2 diabetes. At Week 26, 22 weeks after the last dose of BMF-219, participants in the 100 mg QD (without food) cohort saw an improved placebo adjusted mean reduction in HbA1c of 0.8% (compared to a 0.7% placebo adjusted mean reduction in HbA1c at Week 4). Observed HbA1C reduction was supported by an increase from baseline in placebo adjusted mean HOMA-B (+270%) and in mean stimulated C-peptide AUC (+22%) at Week 26 in responders (defined as HbA1c reduction ≥0.5% at Week 26) with baseline below the HOMA-B upper limit of normal (<200). BMF-219 was generally well tolerated; no dose reductions, dose discontinuations, or severe or serious AEs and no symptomatic or asymptomatic hypoglycemia was observed. In addition, we reported that the 200 mg cohorts near doubled the percentage of patients (~36%) with durable HbA1c reduction of 1% or more compared to the 100 mg cohorts which reported earlier as 20%.

% increase in HOMA-B and C-peptide AUC in responders as presented at 2023 WCIRDC, “BMF-219: A Novel Therapeutic Agent to Re-Establish Functional Beta Cells and Provide Long-Term Glycemic Control”

A case study of a 29-year-old man with 4-year history of type 2 diabetes as presented at 2023 WCIRDC, “BMF-219: A Novel Therapeutic Agent to Re-Establish Functional Beta Cells and Provide Long-Term Glycemic Control”

In December 2023, we also presented preclinical ex-vivo human islet data. Dependent on dose concentration and also dependent on dose duration, BMF-219 was observed to increase beta cell mass and function, as well as promote controlled proliferation and enhance insulin content in beta cells. Proliferation was observed only under elevated glucose conditions, which mimics diabetic levels, and with continuous drug exposure. BMF-219 was observed to upregulate the expression of key cell-cycle proteins, PbK and CCNA2 (Cyclin A2) in a glucose-dependent fashion. When not sequestered to menin, PbK expression was known to be upregulated by JunD, which is a glucose-sensitive menin binding partner.

Standard glucose **High glucose**

Proliferating β-cell Fraction
EdU+ NKX6.1+ / NKX6.1+ %
0.3
0.2
0.1
0.0
*
DMSO
0.075 µM
0.15 µM
0.3 µM
Harmine 10 µM
BMF-219

Data represent mean ±SEM of 1 donor with n = 9-12 technical replicates.
One-way ANOVA with Dunnett's post hoc test rel. to DMSO control. *p < 0.05, **p < 0.01, ***p < 0.001

BMF-219 Induced a Glucose-Dependent Enhancement in β-Cell Proliferation as presented at 2023 WCIRDC, “BMF-219: A Novel Therapeutic Agent to Re-Establish Functional Beta Cells and Provide Long-Term Glycemic Control”

In January 2024, we announced the dosing of first type 1 diabetes patient in our Phase 2 study (COVALENT-112) with BMF-219. Initial proof of concept clinical data in type 1 diabetes patients is expected in 2024.

In March 2024, we presented additional clinical data sets from the dose escalation phase of COVALENT-111 which we believe support BMF-219’s novel proposed mechanism of action in patients with Type 2 Diabetes. As of the data cut-off of February 12, 2024, patients in COVALENT-111 are displaying improved glycemic control while off therapy, supporting improved pancreatic function following BMF-219 treatment. Patients who demonstrated the greatest HbA1c reduction at Week 26 (22 weeks off treatment) had the greatest improvement in beta cell function as measured by HOMA-B and C-peptide. In patients poorly controlled with current standard of care medications, at Week 26, following a 28 day dose cycle of BMF-219, a general dose response was observed with placebo adjusted mean percent changes of HbA1c of -0.04% (50mg QD*), -0.2% (100mg QD with food), -0.8% (100mg), -0.4% (200mg QD), -0.4% (100mg BID), and -1.4% (200mg with food) (*50mg data out to Week 20, latest data cut). Across 100mg QD, 200mg QD, and 100mg BID cohorts (N=40), 38% of patients had ≥0.5% HbA1c reduction (with a mean HbA1c reduction of 1.2%), and 23% of patients had ≥1.0% HbA1c reduction (with a mean HbA1c reduction of 1.5%) at Week 26. Patients with >7 years duration of diabetes and poorly controlled with dual- or triple-agent therapy (including GLP1 RA and/or SGLT2i) (n=2) also demonstrated improved glycemic control (HbA1c -0.4%, -1.1%, and -1.1% at Weeks 4, 12, and 26, respectively) with BMF-219 dosed at 200mg with food. Increase in HOMA-B and C-peptide generally correlated with glycemic control, consistent with BMF-219's proposed core mechanism of action: beta-cell proliferation and improved beta-cell function. BMF-219 was generally well tolerated with no serious adverse events and no adverse event-related study discontinuations, and no symptomatic or clinically significant hypoglycemia. 100mg and 200mg dose levels have been selected for the first 3 Arms of the Expansion Phase, which will dose patients up to 12 weeks (compared to 4 weeks in the Escalation Phase) and extended follow-up to Week 52.

HOMA-B and C-peptide at Week 26 generally increased with magnitude of reduction in HbA1C and in patients with baseline HOMA-B <200 with BMF-219 200 mg once daily dosing for 4 weeks, as presented at 2024 AATD, “Durable Glycemic Control with BMF-219 During Off-Treatment Period at Week 26: A Phase 1/2 Trial of BMF-219 in Patients with Type 2 Diabetes (COVALENT-111)”

PK at Week 4 and Corresponding HbA1c Response at Week 26 as presented at 2024 AATD, “Key Observations from the Dose Escalation Portion of COVALENT-111, a Phase 1/2 Trial of the Covalent Menin Inhibitor BMF-219 in Patients with Type 2 Diabetes”

A case study of a patient with a 10-year history of T2D and on triple-agent regimen (metformin, GLP1 RA, and SGLT2i) at baseline, experienced a 1.1% reduction in HbA1c and an increase of 30% in TIR compared to baseline at Week 26, as presented at 2024 AATD, “Key Observations from the Dose Escalation Portion of COVALENT-111, a Phase 1/2 Trial of the Covalent Menin Inhibitor BMF-219 in Patients with Type 2 Diabetes”

BMF-219 – Clinical Development in Oncology

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

COVALENT-101 trial design (NCT05153330)

In July 2023, we also reported initial topline data from an ongoing Phase 1 clinical trial (COVALENT-101) showcasing initial responses in relapsed/refractory AML patients with menin-dependent mutations. New data revealed 2 Complete Responses (CRs) (1 CR, 1 Cri) out of 5 relapsed/refractory AML patients carrying menin-dependent mutations treated at Dose Level 4. BMF-219 was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlated with initial activity seen in BMF-219’s preclinical studies. We believe that the current safety profile of BMF-219 supports further dose escalation.

In December 2023, we reported the achievement of minimal residual disease negativity (MRD-neg) in the first complete responder in a patient with AML. Within the total of 7 patients selected as evaluable for efficacy, 2 CRs were observed with a mean time to response of 1.8 months. In the CYP inhibitor arm, BMF-219 showed increasing plasma pharmacokinetic (PK) exposure with escalating dose levels, and the ability to achieve systemic exposures predicted to be clinically active based on preclinical acute leukemia models. We believe that pharmacodynamic data further supports the proposed mechanism of action of BMF-219 as a menin inhibitor; in-line with preclinical models, BMF-219 downregulated key leukemogenic genes (e.g. HOXA9, MEIS1) as well as MEN1. BMF-219 was generally well tolerated with no dose-limiting toxicities observed and without adverse event (AE) related treatment discontinuations. Four participants experienced Differentiation Syndrome (DS) ≤ Grade 3, managed by cytoreductive therapy (hydroxyurea and steroids). Two participants recovered without dose modification or interruption, and none of the participants discontinued due to DS. Clinical data to date support protocol enhancements to COVALENT-101 to include focusing exclusively on patients with menin sensitive mutations such as MLL-r and NPM1 mutant acute leukemias and higher dose levels for CYP3A4 inhibitor Arm (Arm B). Dose escalation completion and selection of the recommended Phase 2 dose are expected in 2024.

In the CYP inhibitor arm, BMF-219 showed increasing plasma pharmacokinetic (PK) exposure with escalating dose levels as presented at 2023 ASH, “Covalent Menin Inhibitor BMF-219 in participants with Relapsed or Refractory (R/R) Acute Leukemia (AL): Preliminary Phase 1 Data from the COVALENT-101 Study” (Abstract 2916)

Gene expression profiling in a patient with AML containing the NUP98-NSD1 fusion under treatment with covalent menin inhibitor BMF-219 as presented at 2023 ASH, “Covalent Menin Inhibitor BMF-219 in participants with Relapsed or Refractory (R/R) Acute Leukemia (AL): Preliminary Phase 1 Data from the COVALENT-101 Study” (Abstract 2916)

BMF-219 demonstrated early signs of clinical efficacy as presented at 2023 ASH, “Covalent Menin Inhibitor BMF-219 in participants with Relapsed or Refractory (R/R) Acute Leukemia (AL): Preliminary Phase 1 Data from the COVALENT-101 Study” (Abstract 2916)

BMF-219 was generally well-tolerated across all dose levels as presented at 2023 ASH, “Covalent Menin Inhibitor BMF-219 in participants with Relapsed or Refractory (R/R) Acute Leukemia (AL): Preliminary Phase 1 Data from the COVALENT-101 Study” (Abstract 2916)

Other Clinical and Preclinical Programs

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

BMF-219 and BMF-500 in Combination Induced Higher Cell Killing at Lower Single Agent Concentrations as presented at 2023 AACR, “Combinatorial approach using covalent menin inhibitor, BMF-219, and/or covalent FLT3 inhibitor, BMF-500, with MEK or BCL2 blockade potentiates therapeutic use in AML” (Abstract 4939)

The potent covalent inhibition of FLT3 by BMF-500 manifested durable cellular response that was improved over gilteritinib. A three-hour exposure followed by wash-out of BMF-500 outperformed four days of continuous exposure to gilteritinib, at all concentrations tested. In cells harboring FLT3 activating mutations, BMF-500 induced dose-dependent inhibition of FLT3 phosphorylation and downstream signaling, including phospho-STAT5 and phospho-ERK. A 1-hour pulse treatment with BMF-500 was sufficient to achieve deep and durable target inhibition for greater than 24 hours, an effect not observed with gilteritinib under similar conditions.

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

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States developing irreversible covalent binders specifically against menin. More broadly, we define ourselves as targeted drug developers focused on irreversible covalent drugs and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

To our knowledge, there are no clinical stage programs that aim to specifically regenerate insulin-producing beta cells in the islets by targeting menin for diabetes. There are over 60 approved agents and therapies being utilized to address diabetes. Such approved agents and therapies are intended to provide specific benefits to patients; however, we are not aware of any successfully addressing the root cause of diabetes, a depleted pool of functional beta cells. Several programs are targeting beta cell proliferation, including DYRK1A inhibitors. However, in addition to specific safety challenges, studies have shown that this approach may not only proliferate beta cells but also other pancreatic cells, which would not necessarily improve the ratio of alpha to beta cells in the pancreas.

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

As of December 31, 2023, we owned four issued U.S. patents, more than sixty U.S. and outside U.S. pending patent applications, directed to compositions of matter, methods of treatment, and methods of making with respect to our product candidates, including BMF-219 and BMF-500.

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

License and Partnership Agreements

As of December 31, 2023, we did not have any license or partnership agreements related to any of our programs. As these programs and our business evolve, we may consider entering into a potential license or partnership. A potential partnership could provide non-dilutive funding and access to additional capabilities and expertise that a partner could provide to enhance the overall probability of program success.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review portions of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the portions of the NDA, the FDA agrees to accept portions of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first portions of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review (RTOR) established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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
•
the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Healthcare Reform

In 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. For example, the ACA:

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

•
The IRA was signed into law in August 2022. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital Resources

As of December 31, 2023, we had 103 full-time employees, 78 of whom were engaged in research and development activities. We believe we have good relationships with our employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Biomea Fusion, Inc., the Biomea logo, FUSION™ System and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are owned by us. This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, generally appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have two product candidates, BMF-219 and BMF-500, under investigation in clinical trials, with the first patient dosed with BMF-500 in October 2023. Our remaining product candidates are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $117.3 million and $81.8 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $248.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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
•
safety issues, or other regulatory challenges;
•
establish a sales, marketing, and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third
•
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

•
our ability to complete IND-enabling studies, and successfully submit and receive authorization to proceed under INDs or comparable applications;
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

As of December 31, 2023, we had $177.2 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2023, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Annual Report for the year ended December 31, 2023, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

In addition, our lead product candidate, BMF-219, is in clinical development, and we dosed the first patient with our second product candidate, BMF-500, in October 2023, following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for BMF-219, as well as animal models and preclinical cell lines for BMF-219 and BMF-500. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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

We are early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects for various types of solid tumors or liquid tumors or type 2 diabetes mellitus, or our second product candidate, BMF-500, in human subjects for relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. We have only recently received IND clearance to pursue the clinical development of BMF-219 in human subjects with type 1 diabetes mellitus. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the continued spread of COVID-19, we have our administrative employees complying with state and county COVID-19 guidelines and protocols when working in our offices and limited the number of staff in any given research and development laboratory. Our research and development teams are currently operating on a staggered schedule, which has altered our operations and processes. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health emergency such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease similar to the COVID-19 pandemic, we have experienced, and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our future success may depend in part on our ability to maintain a competitive position with our FUSION™ system platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. While we believe that BMF-219, BMF-500, our discovery platform, knowledge, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

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

In particular with respect to our oncology franchise, we are aware of Kura Oncology’s KO-539 and Syndax Pharmaceuticals’ SNDX-5613, both of which target menin through the use of non-covalent inhibition. Both KO-539 and SNDX-5613 are in clinical development and have demonstrated Phase 1 results that support continued development into pivotal studies and validate menin as a therapeutic target. Other clinical programs have been reported by Daiichi Sankyo (DS-1594), Janssen Pharmaceuticals (JNJ-75276617) and Sumitomo Pharma Oncology (DSP-5336). Additionally, other preclinical programs have been reported by Bayer (BAY-155), Novartis, and the University of Michigan.

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

Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us obtaining marketing approval.

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

A condition or disease we are conducting or plan to conduct clinical trials for may not be a rare disease or condition that is eligible for orphan drug designation or we may not be able to obtain orphan drug designation or obtain or maintain the benefits associated with orphan drug designation, such as orphan drug exclusivity and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities, from approving competing products.

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

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in circumstances such as a showing of clinical superiority to the product with orphan product exclusivity in instances of supply issues.

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

We may seek approval of our product candidate into RTOR. This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, tracking and tracing requirements, good laboratory practice requirements, and good clinical practice requirements, for any clinical trials that we conduct post-approval. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

As of December 31, 2023, we had 103 full-time employees, including 78 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial clinical, regulatory, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

A portion of our chemistry-based product development and sourcing of certain manufacturing raw materials for our product candidates takes place outside the United States through third-party manufacturers. A significant disruption in the operation of or our relationships with those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. In addition, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If any of the third parties upon whom we rely are impacted by these legislative proposals, the potential downstream adverse impacts are unknown but may include disruptions in carrying out their contractual duties or meeting expected deadlines and, as a result, delays in the manufacture and development of our product candidates. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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

In addition, from time to time we have relied upon, and may continue to rely upon, third-party contract manufacturers that are based in jurisdictions outside the United States. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If any of our third-party manufacturers are impacted by these legislative proposals, the potential downstream adverse impacts on us are unknown but may include supply chain disruptions or delays.

Our business could be materially adversely affected by any business disruptions to our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the initiation or completion of any clinical trials or the approval of any of our product candidates by the FDA or other comparable foreign regulatory authority, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA or other comparable foreign regulatory authority could place significant restrictions on our company until deficiencies are remedied.

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
•
our ability to develop our product candidates for the treatment of type 1 and type 2 diabetes mellitus or other metabolic diseases;
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

Our executive officers, directors and their respective affiliates beneficially own approximately 27% of our outstanding voting stock as of December 31, 2023. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

If we or third parties related to us (such as our partners, CROs, and CMOs) have experienced or in the future experience any security incidents that result in any deletion or destruction of, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, sensitive, confidential, or proprietary information (Sensitive Information), or a compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications, or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity, and financial loss. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or third parties related to us may also experience security breaches, incidents, or compromises that may remain undetected for an extended period. Further, we have outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Sensitive Information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may also be vulnerable to disruptions in service and unauthorized access or misuse of our Sensitive Information.

Further, systems containing Sensitive Information are vulnerable to service interruptions, malfunction, natural disasters, terrorism, war, software and hardware failures, telecommunication and electrical failures, theft or loss from inadvertent or intentional actions by employees, contractors, consultants, business partners and/or other third parties, malware, malicious code (such as viruses and worms), software bugs, ransomware, denial-of-service attacks (including credential stuffing), social engineering and other means that affect service reliability and threaten the security, confidentiality, integrity and availability of information.

We cannot assure you that our security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties related to us, will prevent breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration, misuse, or dissemination of, or damage to, Sensitive Information that could have a material adverse impact. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches, incidents, or compromises could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information and Sensitive Information), which could result in a material adverse impact including financial, legal, business and reputational harm. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under privacy, data protection, and information security laws and regulations, including litigation and governmental investigations and fines or penalties, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach, incident, or compromise. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse impact. To the extent that any disruption or security breach, incident, or compromise were to result in a loss, destruction, misuse, or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable privacy, data protection, and information security laws and regulations.

Our insurance policies, if any, may not be adequate to compensate us for the potential losses arising from any such security incident, breach, or compromise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our internal information technology policies which are inclusive of cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our Cyber Security Committee, which is comprised of representatives from our business operations and support functions, assesses risks based on current risks we are aware of, probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Cyber Security Committee and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.

We collaborate with third party vendors as deemed necessary to assess the effectiveness of our information technology environment, which is inclusive of our cybersecurity prevention and response systems and processes. These third party vendors include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have implemented a third-party cybersecurity risk management process to conduct due diligence on external entities that are determined to be of higher risk due to the Sensitive Information that they have access to, including those that perform cybersecurity services.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. Refer to the risk factor captioned “If our security measures are compromised, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, limited, or fails, this could result in a material adverse impact” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on our Company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, when applicable, and reports from the Chief Financial Officer on our enterprise risk profile on an annual basis. The Audit Committee reviews our information technology environment risk, which is inclusive of our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the prevention, detection, and mitigation efforts of our cybersecurity program, as well as our remediation of cybersecurity incidents, as applicable.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. The Company's Head of Information Technology, and the Cyber Security Committee, is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Head of Information Technology has over 20 years of experience in information security and possesses the education, skills, experience, and industry certifications expected by our company of an individual assigned to these duties. The Head of Information Technology provides periodic updates on our information technology environment risk, which is inclusive of our cybersecurity risk profile, to the Board of Directors, which includes the Audit Committee members.

Item 2. Properties

We currently lease approximately 45,799 square feet of office, laboratory and manufacturing space in Redwood City and San Carlos, California under three leases which expire in July 2025 and January 2032. We believe these facilities are sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 21, 2024, there were 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

Since January 1, 2021, the Company has not issued any unregistered securities except as disclosed in Part II, Item 15 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on April 15, 2021.

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

Our lead product candidate, BMF-219, is designed to be an oral, potent and selective covalent inhibitor of menin, built from our FUSION™ System. We currently have clinical studies of BMF-219 underway in patients with type 1 and type 2 diabetes as well as patients with liquid and solid tumors. Menin serves as a checkpoint to prevent beta cell proliferation. Thus, we believe inhibiting menin via BMF-219 has the potential to enable the proliferation, preservation, and reactivation of healthy, function beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes. Menin is also an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers and in beta cell homeostasis.

In preclinical studies, the administration of BMF-219 has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. Additionally, the administration of BMF-219 has resulted in robust anti-tumor responses across a range of liquid and solid tumor models and has been generally well-tolerated in animal studies. As of December 31, 2023, BMF-219 is being evaluated in liquid and solid tumor types and in type 1 and type 2 diabetes across four ongoing clinical trials.

Beyond BMF-219, we are utilizing our novel FUSION™ System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a covalent inhibitor of FMS-like tyrosine kinase 3 (FLT3), and presented preclinical data on this program in December 2022. We announced the U.S. Food and Drug Administration (FDA) clearance of Investigational New Drug application (IND) for BMF-500 in relapsed or refractory acute leukemias in May 2023, and we dosed our first patient in October 2023.

We are currently advancing additional preclinical covalent programs for the treatment of select diseases and expect to nominate our third development candidate in 2024. Our goal is to utilize our capabilities and our FUSION™ System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of December 31, 2023, we had an accumulated deficit of $248.8 million. We incurred net losses of $117.3 million and $81.8 million for the years ended December 31, 2023 and 2022, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2023, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our planned Phase 1/1b clinical trial of BMF-219 in solid tumors with KRAS mutations, our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes and our Phase 2 clinical trial of BMF-219 in type 1 diabetes;
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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, the Company issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. The net proceeds to the Company from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of BMF-219 and BMF-500, and advance our other programs, through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and Phase 1 clinical trial of BMF-219 and BMF-500 in various types of cancer, as well as of any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct, such as our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes and Phase 2 clinical trial of BMF-219 in type 1 diabetes;
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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Operating expenses:
Research and development	$102,546	$62,713	$39,833
General and administrative	23,589	20,921	2,668
Total operating expenses	126,135	83,634	42,501
Loss from operations	(126,135)	(83,634)	(42,501)
Interest and other income, net	8,880	1,806	7,074
Net loss	$(117,255)	$(81,828)	$(35,427)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
External costs	$65,028	$37,846	$27,182
Internal costs:
Personnel-related expenses (including stock-based compensation)	28,838	19,361	9,477
Facilities and other allocated expenses	8,680	5,506	3,174
Total research and development expenses	$102,546	$62,713	$39,833

Research and development expenses increased by $39.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase of $27.2 million in external costs was primarily driven by an increase of $26.7 million related to clinical activities, $1.9 million related to consultants, advisors and other professional services to support our clinical studies, discovery research and overall research and development program, $1.1 million related to lab supplies and $0.6 million related to manufacturing activities offset by a decrease of $4.0 million related to pre-clinical activities. Personnel-related expenses, including stock-based compensation, increased by $9.5 million due to an increase in headcount. Facilities and other allocated expenses increased by $3.2 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $2.3 million due to an increase in headcount. Consulting expenses increased by $1.0 million due to legal, accounting, consulting and other services incurred as a public company offset by a decrease in insurance expense by $0.6 million.

Interest and Other Income, Net

Interest and other income, net was $8.9 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022. The increase of $7.1 million was primarily due to interest earned from cash and investment balances.

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

On October 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $350.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on October 24, 2022. In April 2023, pursuant to the Shelf Registration Statement, we sold an aggregate of 5,750,000 shares of common stock at a price of $30.00 per share in an underwritten public offering for gross proceeds of $172.5 million, resulting in net proceeds of $161.8 million after deducting underwriting discounts, commissions, and offering costs.

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $177.2 million. As of December 31, 2023, we had an accumulated deficit of $248.8 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of December 31, 2023, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•
the impact of the COVID-19 pandemic and adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(96,592)	$(62,417)	$(35,438)
Investing activities	(2,220)	27,341	(33,355)
Financing activities	163,798	1,239	153,185
Net increase in cash, cash equivalents, and restricted cash	$64,986	$(33,837)	$84,392

Net Cash Used in Operating Activities

Net cash used in operating activities was $96.6 million for the year ended December 31, 2023. Cash used in operating activities in 2023 was mainly the result of the net loss of $117.3 million and decrease in operating lease liabilities of $2.2 million. This was offset by an increase in accounts payable and accrued liabilities of $4.4 million and stock-based compensation expense of $14.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.2 million for the year ended December 31, 2023. Cash used in investing activities was mainly related to purchases of property and equipment offset by maturities of investments.

Net cash provided by investing activities was $27.3 million for the year ended December 31, 2022. Cash provided by investing activities was mainly related to maturities of investments offset by purchases of property and equipment.

Net cash used in investing activities was $33.4 million for the year ended December 31, 2021. Cash used in investing activities was mainly related to purchases of investments and purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $163.8 million for the year ended December 31, 2023. Cash provided by financing activities was mainly related to net proceeds received from the issuance of common stock from our public offering.

Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022. Cash provided by financing activities was mainly related to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs of research, preclinical studies, clinical trials, and manufacturing. Personnel costs of our research and product development employees is also a major component of research and development expenses which also includes non-personnel costs such as fees payable to third parties for clinical and preclinical studies and research services, laboratory supplies, equipment maintenance, and other consulting costs.

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

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, our lease population consisted of real estate operating leases.

Operating leases are included in operating lease right-of-use (ROU) assets, lease liabilities, current, and lease liabilities, non-current in our balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. We determine the incremental borrowing rate base on an analysis of corporate bond yields with a credit rating similar ours. The determination of our incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Lease incentives are recognized prospectively, on reimbursement, as reduction to the right-of-use asset and lease liabilities over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements entered into after the adoption of ASC 842 that include lease and non-lease components are accounted for as a single lease component. Lease agreements with a noncancelable term of less than 12 months are not recorded on our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2023. We held $177.2 million in cash, cash equivalents, and restricted cash as of December 31, 2023. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letter of credits issued to our landlord in connection with the laboratory leases. We held no interest-bearing liabilities as of December 31, 2023. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Biomea Fusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biomea Fusion, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, CA

March 28, 2024

We have served as the Company's auditor since 2020.

Biomea Fusion, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$176,866	$111,899
Short-term investments	—	1,150
Prepaid expenses and other current assets	2,315	4,770
Total current assets	179,181	117,819
Property and equipment, net	5,159	5,841
Restricted cash	370	351
Other assets	5,503	3,145
Long-term investments	—	—
Operating lease right-of-use assets	9,714	2,151
Total assets	$199,927	$129,307
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,851	$6,826
Accrued expenses and other current liabilities	13,543	11,657
Operating lease liabilities, current	2,466	618
Total current liabilities	22,860	19,101
Operating lease liabilities, non-current	7,830	1,667
Total liabilities	30,690	20,768
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of December 31, 2023 and December 31, 2022; 35,866,610 and 29,561,554 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	418,058	240,107
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(248,825)	(131,570)
Total stockholders' equity	169,237	108,539
Total liabilities and stockholders' equity	$199,927	$129,307

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$102,546	$62,713	$27,996
General and administrative	23,589	20,921	13,671
Total operating expenses	126,135	83,634	41,667
Loss from operations	(126,135)	(83,634)	(41,667)
Interest and other income, net	8,880	1,806	100
Net loss	$(117,255)	$(81,828)	$(41,567)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	1	9	(10)
Comprehensive loss	$(117,254)	$(81,819)	$(41,577)
Net loss per share, basic and diluted	$(3.44)	$(2.80)	$(1.74)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	34,106,923	29,271,777	23,858,552

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	7,064,925	55,738	11,953,107	$1	$13,343	$—	$(8,175)	$5,169
Series A convertible preferred stock issuance costs	—	(3)	—	—	—	—	—	—
Issuance of common stock from initial public offering, net of issuance costs of $2,557	—	—	9,823,532	1	152,753	—	—	152,754
Conversion of Series A convertible preferred stock into common stock	(7,064,925)	(55,735)	7,064,925	1	55,734	—	—	55,735
Issuance of restricted stock	—	—	204,187	—	—	—	—	—
Exercise of stock options	—	—	48,663	—	254	—	—	254
Purchases under employee stock purchase plan	—	—	21,007	—	214	—	—	214
Stock-based compensation	—	—	—	—	6,234	—	—	6,234
Unrealized gain (loss) on investments, net	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(41,567)	(41,567)
Balance at December 31, 2021	—	—	29,115,421	3	228,532	(10)	(49,742)	178,783
Issuance of restricted stock	—	—	186,727	—	—	—	—	—
Exercise of stock options	—	—	81,067	—	516	—	—	516
Purchases under employee stock purchase plan	—	—	178,339	—	723	—	—	723
Stock-based compensation	—	—	—	—	10,336	—	—	10,336
Unrealized gain (loss) on investments, net	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(81,828)	(81,828)
Balance at December 31, 2022	—	—	29,561,554	3	240,107	(1)	(131,570)	108,539
Issuance of restricted stock	—	—	180,316	—	—	—	—	—
Exercise of stock options	—	—	125,192	—	937	—	—	937
Issuance of common stock from public offering, net of issuance costs of $10,697			5,750,000	1	161,802	—	—	161,803
Purchases under employee stock purchase plan	—	—	249,548	—	1,081	—	—	1,081
Stock-based compensation	—	—	—	—	14,131	—	—	14,131
Unrealized gain (loss) on investments, net	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(117,255)	(117,255)
Balance at December 31, 2023	—	—	35,866,610	$4	$418,058	$—	$(248,825)	$169,237

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(117,255)	$(81,828)	$(41,567)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,515	691	249
Non-cash operating lease expense	2,686	571	704
Stock-based compensation expense	14,131	10,336	6,234
Net amortization of premiums and accretion of discounts on investments	1	144	516
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,478	(1,725)	(2,517)
Other assets	(2,358)	(1,915)	(1,218)
Accounts payable	2,562	2,960	640
Accrued expenses and other current liabilities	1,886	8,914	2,110
Operating lease liabilities	(2,238)	(565)	(589)
Net cash used in operating activities	(96,592)	(62,417)	(35,438)
Cash flows from investing activities
Purchase of property and equipment	(3,370)	(1,030)	(3,171)
Purchase of investments	—	—	(38,492)
Maturities of investments	1,150	28,371	8,308
Net cash (used in) provided by investing activities	(2,220)	27,341	(33,355)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	161,803	—	—
Proceeds from issuance of common stock from initial public offering, net of issuance costs	—	—	152,753
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	1,995	1,239	468
Payment from Paycheck Protection Program loan	—	—	(36)
Net cash provided by financing activities	163,798	1,239	153,185
Net increase (net decrease) in cash, cash equivalents, and restricted cash	64,986	(33,837)	84,392
Cash, cash equivalents, and restricted cash at the beginning of the period	112,250	146,087	61,695
Cash, cash equivalents, and restricted cash at the end of the period	$177,236	$112,250	$146,087
Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$5,971	$—	$3,216
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$2,537	$—
Remeasurement of operating lease right-of-use assets and lease liability	$5,668	—	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$176,866	$111,899	$145,736
Restricted cash	370	351	351
Total cash, cash equivalents, and restricted cash	$177,236	$112,250	$146,087

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing oral novel covalent small molecules to treat and improve the lives of patients with genetically defined cancers and metabolic diseases. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Follow-On Offering

On April 3, 2023, the Company issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. The net proceeds to the Company from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash and cash equivalents, restricted cash, and investments will not enable it to fund its operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offering, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $248.8 million at December 31, 2023. As of December 31, 2023, the Company had cash, cash equivalents, and restricted cash of $177.2 million.

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

Investments

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2023. The Company’s investments have been classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments, or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations and comprehensive loss. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in interest and other income, net.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive loss, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the statement operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the condensed balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2023, 2022 and 2021.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through December 31, 2023, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees, non-employees and directors using the Black-Scholes option-pricing model. The Company uses the “simplified” method to estimate the expected term. The Company utilizes this method as our stock options qualify as "plain-vanilla" options. The Company accounts for forfeitures as they occur. The fair value of restricted stock awards is based on grant-date fair value. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of December 31, 2023, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and non-current operating lease liabilities on the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Lease incentives are recognized prospectively, on reimbursement, as reduction to the right-of-use asset and lease liabilities over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company has elected to apply the short-term lease exception for all lease agreements with a noncancelable term of less than 12 months.

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

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. This ASU also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. This ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted and continue to be reported in accordance with the legacy other-than-temporary impairment model. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2023 and 2022, there were no financial instruments classified as Level 3. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the year ended December 31, 2023.

As of December 31, 2023, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$174,429	$—	$—	$174,429
Total		$174,429	$—	$—	$174,429

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial assets included within cash and cash equivalents:
Money market funds	Level 1	$105,684	$—	$—	$105,684
Financial assets included within short-term investments:
Corporate notes	Level 2	1,151	—	(1)	1,150
Total		$106,835	$—	$(1)	$106,834

As of December 31, 2022, all debt securities with an unrealized loss position have been in a loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position as of December 31, 2022 was $1.2 million with no individual securities in a significant unrealized loss position. The Company evaluated its securities for other-than-temporary impairment as of December 31, 2022, and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022. As there were no unrealized losses as of December 31, 2023, no allowance for credit losses has been recognized as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$3,852	$2,331
Computer equipment	130	130
Furniture and fixtures	409	325
Leasehold improvements	3,195	801
Construction in progress	4	3,170
Total property and equipment, gross	7,590	6,757
Less: accumulated depreciation	(2,431)	(916)
Total property and equipment, net	$5,159	$5,841

Depreciation expense was approximately $1.5 million, $0.7 million $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development materials and services	$6,952	$6,039
Accrued personnel expenses	5,956	4,774
Accrued professional services	443	208
Other	192	636
Total accrued expenses and other current liabilities	$13,543	$11,657

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

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2023 and 2022, no dividends have been declared.

The Company had reserved common stock for future issuance as follows:

	December 31,
	2023	2022
Stock options, issued and outstanding	7,357,607	5,341,975
Stock options, authorized for future issuance	799,485	1,446,872
Employee stock purchase plan, available for future issuance	451,886	402,747
Restricted stock, issued and outstanding	111,920	292,236
Total	8,720,898	7,483,830

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2023, 799,485 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2021 Plan increased by 1,798,926 shares pursuant to the evergreen provision of the 2021 Plan.

2023 Inducement Plan

On November 17, 2023, the Company's board of directors adopted the 2023 Inducement Equity Plan (Inducement Plan) pursuant to which the Company reserved 2,000,000 shares of common stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock unit awards, unrestricted stock awards, dividend equivalent rights or Other Stock Based Awards (as defined in the Inducement Plan). The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2023, 2,000,000 shares of common stock remained available for issuance under the Inducement Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2023, 451,886 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2024, the number of shares of common stock available under the ESPP increased by 359,785 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the 2020 Plan, 2021 Plan, and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$6,933	$4,678	$2,637
General and administrative	7,198	5,658	3,597
Total stock-based compensation expense	$14,131	$10,336	$6,234

As of December 31, 2023, there was $27.6 million of total unrecognized compensation cost related to stock options, restricted stock awards, and ESPP under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	5,341,975	$8.79	8.6	$6,875
Granted	2,441,795	10.66
Exercised	(125,192)	7.48
Cancelled	(300,971)	11.14
Balance as of December 31, 2023	7,357,607	$9.34	8.1	$42,071
Options exercisable as of December 31, 2023	3,471,556	$8.87	7.7	$20,783

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term in years	6.0	6.0	6.0
Expected volatility	79.9%	93.1%	91.0%
Risk-free interest rate	3.8%	3.1%	1.1%
Dividend yield	—	—	—
Weighted average fair value of options granted	$7.57	$5.25	$7.28

The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022, 2021 was $1.7 million, $0.4 million, and $0.5 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

Employee Stock Purchase Plan

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term in years	1.3	1.3	1.3
Expected volatility	80.9%	95.2%	91.3%
Risk-free interest rate	4.9%	2.5%	0.3%
Dividend yield	—	—	—

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	292,236	$4.04
Granted	—	—
Released	(180,316)	4.02
Forfeited	—	—
Balance, December 31, 2023	111,920	$4.06

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

There was zero income tax expense for the years ended December 31, 2023, 2022 and 2021. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	11.1%	0.5%	0.5%
Tax credits	4.1%	1.1%	0.2%
Stock-based compensation	(1.0)%	(1.1)%	(1.5)%
Amortization	—	—	2.6%
Change in valuation allowance	(34.6)%	(21.5)%	(22.7)%
Other	(0.6)%	—	(0.1)%
Effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$31,469	$12,100
Capitalized research and development	25,055	10,326
Accrued liabilities and reserves	1,562	411
Stock-based compensation	4,602	1,887
Intangible assets	1,607	1,129
Operating lease liabilities	2,857	480
Research and development credits	7,400	1,633
Gross deferred tax assets	74,552	27,966
Valuation allowance	(71,512)	(27,432)
Total deferred tax assets	3,040	534
Deferred tax liabilities:
Property and equipment	(344)	(82)
Operating lease right-of-use assets	(2,696)	(452)
Total deferred tax liabilities	(3,040)	(534)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company’s valuation allowance increased by $44.2 million during the year ended December 31, 2023, primarily because of an increase to the Company's credits, stock compensation and capitalization of research and experimental expenses. In addition the Company was granted approval from the California Franchise Tax Board to utilize an alternative apportionment method to calculate the Company's California net operating losses which increased the Company's state net operating loss carryforward. The Company’s valuation allowance increased by $17.7 million during the year ended December 31, 2022, primarily because of an increase to the Company's net operating losses, credits, stock compensation and the capitalization of research and development expenses.

At December 31, 2023, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $84.5 million and $197.1 million, respectively. The federal net operating loss carryforwards at December 31, 2023 can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforward are subject to expiration in various tax years.

At December 31, 2023, the Company also had federal and California research and development tax credit carryforwards of $7.4 million and $2.7 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2040, and the California credits can be carried forward indefinitely.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Therefore, certain of the Company's carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has performed a Section 382 study and has concluded that ownership changes have occurred. As a result, the federal and state NOL carryforwards and tax credit carryforwards may be subject to annual limitations before being applied to reduce future income tax liabilities.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$624	$112	$—
Increases for tax provisions related to prior year	227	133	1
Increases for tax provisions related to current year	1,365	379	111
Ending balance	$2,216	$624	$112

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

In September 2022, the Company entered into a thirty-month sub-lease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sub-lease, the Company made a security deposit of $2.1 million which is included in other assets on the balance sheet at December 31, 2023. Upon commencement, the Company recognized a right-of-use asset and lease liability of $6.0 million, discounted at 11.5%, the Company’s estimated incremental borrowing rate.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of December 31, 2023. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company remeasured the right-of-use asset and lease liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate. In addition, the lease included a lease incentive in the form of a tenant improvement allowance of up to $1.5 million. In November 2023, the Company submitted a claim of approximately $1.5 million against tenant improvement allowance reimbursement in connection with its operating lease for lab space located at 1585 Industrial Road, San Carlos, California which was received in January 2024. Of the total reimbursement, approximately $0.4 million constitutes a loan required to be repaid in the form of additional lease payments over the remaining lease term at an annual interest rate of 7%, which requires remeasurement of lease liability and related right-of-use asset on receipt. The Company has determined that impact of the remeasurement to be immaterial. The remaining $1.1 million are recognized as receivable as of December 31, 2023 and are presented as a reduction of the operating lease liabilities on the balance sheet at December 31, 2023.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	December 31,
	2023	2022	2021

Cash paid for operating lease liabilities	$2,469	$700	$346
Operating lease costs	4,099	711	482
Short-term lease costs	—	2,921	671
Variable lease costs	1,326	357	105

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2023	2022	2021
Weighted average remaining lease term	5.6	3.3	4.3
Weighted average discount rate	10.9%	5.4%	5.4%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2024	4,054
2025	2,757
2026	1,380
2027	1,431
2028	1,474
Thereafter	4,826
Total undiscounted lease payments	15,922
Less: Present value adjustments	(4,488)
Less: Tenant improvement allowance yet to be received	(1,138)
Total operating lease liabilities	$10,296
Operating lease liabilities, current	2,466
Operating lease liabilities, non-current (1)	7,830
Total operating lease liabilities (1)	$10,296

(1) Total operating lease liabilities are presented net of tenant improvement allowances yet to be received which exceeds the minimum lease payments to be paid over the next 12 months. As such, the current portion of the related lease liability is fully reduced and the noncurrent portion of the related lease liability is reduced by the remaining portion of the lease incentive yet to be received.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(117,255)	$(81,828)	$(41,567)
Denominator:
Weighted-average common shares outstanding, basic and diluted	34,106,923	29,271,777	23,858,552
Net loss per share, basic and diluted	$(3.44)	$(2.80)	$(1.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2023	2022	2021
Stock options, issued and outstanding	7,357,607	5,341,975	4,254,504
Estimated shares issuable under the employee stock purchase plan	31,645	17,655	6,542
Restricted stock, issued and outstanding	111,920	292,236	493,914
Total	7,501,172	5,651,866	4,754,960

Note 10. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$24,395	$21,938	$25,347	$30,866
General and administrative	5,636	5,719	5,772	$6,462
Total operating expenses	30,031	27,657	31,119	37,328
Loss from operations	(30,031)	(27,657)	(31,119)	(37,328)
Interest and other income, net	980	2,766	2,690	$2,444
Net loss	$(29,051)	$(24,891)	$(28,429)	$(34,884)
Net loss per share, basic and diluted	$(0.98)	$(0.70)	$(0.80)	$(0.98)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,586,468	35,348,293	35,653,988	35,754,165

128

	2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$11,350	$12,582	$18,242	$20,539
General and administrative	5,050	4,892	5,242	5,737
Total operating expenses	16,400	17,474	23,484	26,276
Loss from operations	(16,400)	(17,474)	(23,484)	(26,276)
Interest and other income, net	34	216	594	962
Net loss	$(16,366)	$(17,258)	$(22,890)	$(25,314)
Net loss per share, basic and diluted	$(0.56)	$(0.59)	$(0.78)	$(0.86)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,126,088	29,196,398	29,319,042	29,441,596

Note 11. Subsequent Events

None.

129

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Secondary Sublease, dated August 18, 2020, by and between the Registrant and Interactive Memories, Inc. d/b/a Mixbook	S-1/A	4/12/2021	10.2

10.2	Form of Indemnification and Advancement Agreement for Directors and Officers	10-Q	5/16/2022	10.1

10.3	Sublease Agreement between the Registrant and Box, Inc., dated September 7, 2022	8-K	9/9/2022	10.1

10.4	Equity Distribution Agreement, dated November 25, 2022, by and between the Company and Piper Sandler & Co.	8-K	11/25/2022	1.1

10.5(a)#	Form Executive Change in Control and Severance Agreement	S-1/A	4/12/2021	10.11

10.5(b)#	Form of First Amendment to Change in Control and Severance Agreement	8-K	4/22/2022	99.1

10.5(c)#	Updated Form Executive Change in Control and Severance Agreement adopted November 13, 2023				X

10.6(a)#	2020 Equity Incentive Plan	S-1	3/26/2021	10.3(a)

10.6(b)#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	S-1	3/26/2021	10.3(b)

10.7(a)#	2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(b)

10.7(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(c)

10.7(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(d)

10.8#	Employee Stock Purchase Plan	S-1/A	4/12/2021	10.5

10.9#	Employment Offer Letter Agreement by and between the Registrant and Thomas Butler	S-1	3/26/2021	10.6

10.10#	Employment Offer Letter Agreement by and between the Registrant and Ramses Erdtmann	S-1	3/26/2021	10.7

10.11#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle	10-Q	8/11/2021	10.2

10.12#	Non-Employee Director Compensation Program	S-1/A	4/12/2021	10.9

10.13(a)#	2023 Inducement Plan	S-8	1/5/2024	99.3(a)

10.13(b)#	Form of Non-Qualified Stock Option Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(b)

10.13(c)#	Form of Restricted Stock Award Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(c)

10.13(d)#	Form of Restricted Stock Unit Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(d)

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant o 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Biomea Fusion, Inc.’s Compensation Recovery Policy				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Biomea Fusion, Inc.

Date: March 28, 2024	By:	/s/ Thomas Butler
Chief Executive Officer
(Principal Executive Officer)
Date: March 28, 2024	By:	/s/ Franco Valle
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

Name	Title	Date

/s/ Thomas Butler	Chief Executive Officer and Director (Principal Executive Officer	March 28, 2024
Thomas Butler

/s/ Franco Valle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Franco Valle

/s/ Eric Aguiar, M.D.	Director	March 28, 2024
Eric Aguiar, M.D.

/s/ Bihua Chen	Director	March 28, 2024
Bihua Chen

/s/ Rainer Erdtmann	Director	March 28, 2024
Rainer Erdtmann

/s/ Michael J. M. Hitchcock, Ph.D.	Director	March 28, 2024
Michael J. M. Hitchcock, Ph.D.

/s/ Sumita Ray, J.D.	Director	March 28, 2024
Sumita Ray, J.D.

/s/ Elizabeth Faust, Ph.D.	Director	March 28, 2024
Elizabeth Faust, Ph.D.