Form 10-Q
period 2024-03-31
Biomea Fusion, Inc.
filed 2024-05-02
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 35,944,584 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our anticipated use of our existing cash, and cash equivalents;
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
•
Our discovery and development activities are focused on the development of novel covalent small-molecule therapies, initially targeted at menin, to treat patients with genetically-defined cancers and metabolic diseases, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$144,918	$176,866
Prepaid expenses and other current assets	2,648	2,315
Total current assets	147,566	179,181
Property and equipment, net	4,806	5,159
Operating lease right-of-use assets	9,013	9,714
Restricted cash	369	370
Other assets	6,740	5,503
Total assets	$168,494	$199,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,709	$6,851
Accrued expenses and other current liabilities	17,379	13,543
Operating lease liabilities, current	3,166	2,466
Total current liabilities	25,254	22,860
Operating lease liabilities, non-current	7,926	7,830
Total liabilities	33,180	30,690
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 35,933,586 and 35,866,610 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	423,196	418,058
Accumulated other comprehensive income	—	—
Accumulated deficit	(287,886)	(248,825)
Total stockholders' equity	135,314	169,237
Total liabilities and stockholders' equity	$168,494	$199,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$33,776	$24,395
General and administrative	7,283	5,636
Total operating expenses	41,059	30,031
Loss from operations	(41,059)	(30,031)
Interest and other income, net	1,998	980
Net loss	$(39,061)	$(29,051)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	—	1
Comprehensive loss	$(39,061)	$(29,050)
Net loss per common share, basic and diluted	$(1.09)	$(0.98)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	35,890,370	29,586,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$—	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—	—
Exercise of stock options	22,750	—	116	—	—	116
Stock-based compensation expense	—	—	5,022	—	—	5,022
Net loss	—	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	$4	$423,196	$—	$(287,886)	$135,314

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	$3	$243,747	$—	$(160,621)	$83,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net loss	$(39,061)	$(29,051)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	420	293
Non-cash operating lease expense	999	612
Stock-based compensation expense	5,022	3,233
Net amortization of premiums and accretion of discounts on investments	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(333)	2,345
Other assets	(1,236)	(744)
Accounts payable	(2,176)	665
Accrued expenses and other current liabilities	3,836	(823)
Operating lease liabilities	499	(575)
Net cash used in operating activities	(32,030)	(24,044)
Investing Activities
Purchase of property and equipment	(35)	(2,906)
Maturities of investments	—	1,150
Net cash used in investing activities	(35)	(1,756)
Financing Activities
Proceeds from stock option exercise	116	201
Net cash provided by financing activities	116	201
Net decrease in cash, cash equivalents, and restricted cash	(31,949)	(25,599)
Cash, cash equivalents, and restricted cash at the beginning of the period	177,236	112,250
Cash, cash equivalents, and restricted cash at the end of the period	$145,287	$86,651

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$11,639
Acquisition of property and equipment in accounts payable and accrued liabilities	$34	$375

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$144,918	$86,300
Restricted cash	369	351
Total cash and cash equivalents, and restricted cash	$145,287	$86,651

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $287.9 million at March 31, 2024. As of March 31, 2024, the Company had cash, cash equivalents, and restricted cash of $145.3 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offering, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2024, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Recent Accounting Pronouncements - Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$142,998	$—	$—	$142,998
Total		$142,998	$—	$—	$142,998

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$174,429	$—	$—	$174,429
Total		$174,429	$—	$—	$174,429

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, there were no financial instruments classified as Level 2 or Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

There were no investments as of March 31, 2024 and December 31, 2023, as such, no allowance for credit losses has been recognized as of March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$3,902	$3,852
Leasehold improvements	3,195	3,195
Computer equipment	146	130
Furniture and fixtures	409	409
Construction in progress	6	4
Total property and equipment, gross	7,658	7,590
Less: accumulated depreciation	(2,852)	(2,431)
Total property and equipment, net	$4,806	$5,159

Depreciation expense for the three months ended March 31, 2024 was $0.4 million. Depreciation expense for the three months ended March 31, 2023 was $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development materials and services	$14,054	$6,952
Accrued personnel expenses	2,430	5,956
Accrued professional services	669	443
Other	226	192
Total accrued expenses and other current liabilities	$17,379	$13,543

Note 5. Leases

Operating Leases

The Company leases its headquarters with its main offices and laboratory facilities in Redwood City and San Carlos, California, pursuant to leases which expire in 2025 and 2027, respectively. The San Carlos lease includes a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of March 31, 2024.

In November 2023, the Company submitted a claim of approximately $1.5 million against tenant improvement allowance reimbursement in connection with its operating lease for lab space located at 1585 Industrial Road, San Carlos, California which was received in January 2024. Of the total reimbursement, approximately $0.4 million constitutes a loan required to be repaid in the form of additional lease payments over the remaining original lease term at an annual interest rate of 7%. Upon receipt of the reimbursement, the Company remeasured the lease liability and related right-of-use asset.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$640	$840
Operating lease costs	990	980
Short-term lease cost	—	—
Variable lease costs	381	245

The maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2024 (remaining nine months)	$3,154
2025	2,903
2026	1,525
2027	1,443
2028	1,474
Thereafter	4,827
Total future undiscounted lease payments	15,326
Less: Imputed interest	(4,234)
Total operating lease liabilities	$11,092
Operating lease liabilities, current	3,166
Operating lease liabilities, non-current	7,926
Total operating lease liabilities	$11,092

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
Weighted-average remaining lease term (in years) - operating leases	5.9	6.1
Weighted-average discount rate - operating leases	11.42%	11.43%

Note 6. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2024, no dividends have been declared.

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

Note 7. Stock-Based Compensation

Effective January 1, 2024, the number of shares of common stock available under the 2021 Equity Incentive (the “2021 Plan”) Plan increased by 1,798,926 shares pursuant to the evergreen provision. As of March 31, 2024, 770,983 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the "ESPP") increased by 359,785 shares pursuant to the evergreen provision of the ESPP. As of

March 31, 2024, 811,671 shares of common stock remained available for issuance under the ESPP. As of March 31, 2024, 1,993,000 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plan and employee stock purchase plan was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$2,546	$1,474
General and administrative	2,476	1,759
Total stock-based compensation expense	$5,022	$3,233

As of March 31, 2024, there was $42.9 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2023	7,357,607	$9.34	8.1
Granted	1,838,510	14.60
Exercised	(22,750)	5.09
Cancelled	(4,082)	9.61
Balance, March 31, 2024	9,169,285	10.40	8.3
Exercisable, March 31, 2024	4,020,182	$9.08	7.6

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	111,920	$4.06
Granted	—	—
Released	(44,226)	4.03
Forfeited	(2,564)	3.96
Balance, March 31, 2024	65,130	$4.09

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2024	2023
Stock options, issued and outstanding	9,169,285	6,949,081
Estimated shares issuable under the employee stock purchase plan	114,511	105,062
Restricted stock, issued and outstanding	65,130	247,157
Total	9,348,926	7,301,300

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel oral covalent small molecule drugs to treat patients with metabolic diseases and genetically defined cancers. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates. Our goal is to utilize our capabilities and FUSIONTM System to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases. To date we have announced two clinical development candidates, BMF-219 and BMF-500.

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

In October 2022, we announced completion of the Phase 1 portion of COVALENT-111, a Phase 1/2 clinical trial of BMF-219 in healthy volunteers and adults with type 2 diabetes in Canada. In December 2022, we announced FDA clearance of the IND for BMF-219 in type 2 diabetes, allowing us to expand the COVALENT-111 study to sites in the United States. In September 2023, we announced FDA and Health Canada clearance of the expansion cohorts of COVALENT-111, allowing us to evaluate BMF-219, administered at 100 mg and 200 mg, with dosing durations up to 12 weeks in adult type 2 diabetes patients. The expansion portion will consist of approximately 300 patients with 54 subjects treated with BMF-219 and 18 treated with placebo in each arm.

We have reported several positive clinical data readouts from the escalation portion of Phase 2 study (COVALENT-111) in type 2 diabetes patients, supporting the disease-modifying potential of BMF-219 to address a root cause of diabetes: loss of healthy, insulin-producing beta cells. In March 2024, we reported clinical data from the dose escalation phase of COVALENT-111. After just a 4-week treatment period in type 2 diabetes patients who had previously failed standard of care (HbA1c ≥7.0% and ≤10.5%), BMF-219 demonstrated continued glycemic control at 26 weeks, or five months, after cessation of dosing. A general dose response was observed from BMF-219 in type 2 diabetes patients supported by dose-dependent PK response. The 50 mg cohort had the lowest placebo adjusted mean percent change of A1c (-0.04%) while 200 mg with food cohorts achieved the highest change of A1c (-1.4%). A higher proportion of patients treated with once daily (QD) 200 mg (36%) achieved a durable glycemic response (≥1.0% HbA1c reduction) compared to 100 mg QD cohorts (20%) at Week 26 (22 weeks off treatment). Patients with >7 years duration of diabetes and failing dual- or triple-agent therapy (including GLP1 RA and/or SGLT2i) (n=2) also demonstrated improved glycemic control (HbA1c -0.4%, -1.1%, and -1.1% at Weeks 4, 12, and 26, respectively) with BMF-219 dosed at 200 mg with food. An increase in HOMA-B and C-peptide generally correlated with glycemic control, consistent with BMF-219's core mechanism of action: beta-cell proliferation and improved beta-cell function. Dose levels of 100 mg and 200 mg have been selected for the first 3 Arms of the Expansion Phase, which will dose patients up to 12 weeks (compared to 4 weeks in the Escalation Phase) and extended follow-up to Week 52. BMF-219 was generally well tolerated with no serious adverse events and no adverse event-related study discontinuations, and no symptomatic or clinically significant hypoglycemia. The dose expansion cohorts of COVALENT-111 are currently enrolling and initial 26-week data is expected to be announced in the second half of 2024.

In December 2023, we presented data from preclinical ex-vivo human islet experiments of BMF-219. Dependent on dose concentration and also dependent on dose duration, BMF-219 was observed to increase beta cell mass and function, as well as promote controlled proliferation and enhance insulin content in beta cells. Proliferation was observed only under elevated glucose conditions, which mimics diabetic levels, and with continuous drug exposure.

In October 2023, we announced FDA clearance of the IND for BMF-219 in type 1 diabetes mellitus, allowing us to initiate a Phase 2 clinical trial in approximately 150 patients with stage 3 type 1 diabetes (COVALENT-112) at two oral dose levels (50 subjects treated with BMF-219 and 25 treated with placebo for each dose level), 100 mg and 200 mg, for 12-weeks of treatment followed by a 40 week off-treatment period. The trial will also include an open label portion (n=40), enrolling participants in the U.S. and Canada with type 1 diabetes up to 15 years since diagnosis. In December 2023, we announced Health Canada clearance of Clinical Trial Application (CTA) for BMF-219 in type 1 diabetes.

In April 2024, we highlighted initial data from the first two Stage 3 type 1 diabetes patients dosed with BMF-219 in COVALENT-112, where both patients demonstrated early signs of clinical activity with improved measures correlated with beta-cell function. BMF-219 has been well tolerated by both patients. A 26-week follow-up data of the open label portion of Phase 2 COVALENT-112 study of 40 patients with type 1 diabetes dosed for 12 weeks with BMF-219 is expected in the second half of 2024.

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

BMF-500

Including the discovery and development of BMF-219, we are utilizing our novel FUSIONTM System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation oral covalent small molecule inhibitor of activating mutations of the FMS-like tyrosine kinase 3 (FLT3), which are the most frequent genetic alteration in AML and are associated with poor prognosis. We believe that, despite available therapies, the treatment of patients with FLT3-mutated AML continues to be considered a significant unmet medical need. In December 2022, we presented initial preclinical data at the American Society of Hematology Annual Meeting (ASH) demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without the need for continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. In October 2023, we announced the first patient has been dosed with BMF-500 in relapsed or refractory acute leukemia. Dose escalation completion and selection of the recommended Phase 2 dose are expected in 2024.

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

As of March 31, 2024, we had an accumulated deficit of $287.9 million. We incurred net losses of $39.1 million and $29.1 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of BMF-219 and BMF-500, and advance our other programs through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and clinical trials of BMF-219 and BMF-500 in various types of cancer and metabolic diseases, of any future preclinical development and clinical trials of our product candidates and other research and development activities we may conduct, such as our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes and Phase 2 clinical trial of BMF-219 in type 1 diabetes;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change
Operating expenses:
Research and development	$33,776	$24,395	$9,381
General and administrative	7,283	5,636	1,647
Total operating expenses	41,059	30,031	11,028
Loss from operations	(41,059)	(30,031)	(11,028)
Interest and other income, net	1,998	980	1,018
Net loss	$(39,061)	$(29,051)	$(10,010)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change
External costs	$22,240	$16,161	$6,079
Internal costs:
Personnel-related expenses (including stock-based compensation)	9,507	6,377	3,130
Facilities and other allocated expenses	2,029	1,857	172
Total research and development expenses	$33,776	$24,395	$9,381

Research and development expenses increased by $9.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase of $6.1 million in external costs was primarily driven by an increase of $4.5 million related to clinical activities, an increase of $0.7 million in expenses related to consultants and an increase of $0.6 million related to preclinical activities primarily due to timing variations in execution of these activities. Personnel-related expenses, including stock-based compensation, increased by $3.1 million due to an increase in headcount. Depreciation and facilities increased by $0.2 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to increase in personnel-related expenses, including stock-based compensation of $1.1 million, resulting from an increase in headcount, increase in legal costs of $0.4 million related to intellectual property related matters and increase in general external consultants cost.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock and the issuance of unsecured promissory notes from inception through December 2020. In April 2021, we completed our initial public offering (IPO), to date, we have used all of the net proceeds from the IPO, and there was no material change in our actual use of the net proceeds from the IPO from that described in the final prospectus for our IPO.

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

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $145.3 million and an accumulated deficit of $287.9 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of March 31, 2024, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited condensed financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, preclinical development activities, and laboratory testing and clinical trials for our product candidates;
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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to third parties rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

See the section of this Quarterly Report on Form 10-Q titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(32,030)	$(24,044)
Investing activities	(35)	(1,756)
Financing activities	116	201
Net decrease in cash, cash equivalents, and restricted cash	$(31,949)	(25,599)

Net Cash Used in Operating Activities

Net cash used in operating activities was $32.0 million during the three months ended March 31, 2024 and consisted of a net loss of $39.1 million, offset by an increase in net assets of $0.6 million and non-cash adjustments of $6.4 million. The increase in net assets consisted primarily of an increase in prepaid expenses and other current assets of $0.3 million, an increase in other assets of $1.2 million, a decrease in accounts payable of $2.2 million offset by an increase in accrued expenses and other current liabilities of $3.8 million, and an increase in operating lease liabilities of $0.5 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $5.0 million and operating lease expense of $1.0 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.03 million during the three months ended March 31, 2024 and was primarily related to the purchase of property and equipment.

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2023 and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2024 and relates to proceeds received from stock option exercises.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023. Cash provided by financing activities was related to proceeds received from stock option exercises.

Contractual Obligations

As of March 31, 2024, there have been no material changes from the contractual obligations and commitments as of December 31, 2023 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended March 31, 2024. We held $145.3 million in cash, cash equivalents, and restricted cash as of March 31, 2024. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of March 31, 2024. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $39.1 million and $29.1 million, for the three months ended March 31, 2024 and 2023 ,respectively. As of March 31, 2024, we had an accumulated deficit of $287.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of March 31, 2024, we had $145.3 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of March 31, 2024, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this quarterly report for the period ended March 31, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this quarterly report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, BMF-219, in human subjects for various types of solid tumors or liquid tumors or type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-500, in human subjects for relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of BMF-219, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2024 titled “Business—Competition.”

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2024 titled “Business—Government Regulation —Coverage and Reimbursement.”

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

We may seek approval of our product candidate into RTOR (Real-time oncology review). This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval. Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2024 titled “Business—Government Regulation —Healthcare Reform.”

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in

Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2024 titled “Business—Government Regulation—Other Healthcare Laws.”

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

As of March 31, 2024, we had 110 full-time employees, including 83 employees engaged in research and development activities.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed in the U.S. and outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. In addition, legislative proposals (for example, the BIOSECURE Act and related legislation) are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. Third parties upon whom we rely are identified and impacted by these legislative proposals and while the potential downstream adverse impacts are unknown, they may include disruptions in carrying out their contractual duties or meeting expected deadlines and, as a result, delays in the manufacture and development of our product candidates. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 28% of our outstanding voting stock as of March 31, 2024. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 28, 2024 titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

We cannot assure you that our security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties related to us, will prevent breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration, misuse or dissemination of, or damage to, Sensitive Information that could have a material adverse impact. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches, incidents, or compromises could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information and Sensitive Information), which could result in a material adverse impact including financial, legal, business and reputational harm. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under privacy, data protection, and information security laws and regulations, including litigation and governmental investigations and fines or penalties, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach, incident, or compromise. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse impact. To the extent that any disruption or security breach, incident or compromise were to result in a loss, destruction, misuse or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable privacy, data protection, and information security laws and regulations.

Our insurance policies, if any, may not be adequate to compensate us for the potential losses arising from any such security incident, breach or compromise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Registered Securities

On April 15, 2021, our registration statement on Form S-1 (File No. 333-254793), was declared effective in connection with our IPO. To date, we have used all of the net proceeds from the IPO, and there was no material change in our actual use of the net proceeds from the IPO from that described in the final prospectus for our IPO.

(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1#	Offer Letter, dated July 24, 2023, by and between the Registrant and Juan Pablo Frias				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates a management compensation plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: May 2, 2024	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: May 2, 2024	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer