Form 10-Q
period 2024-06-30
Biomea Fusion, Inc.
filed 2024-07-31
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024, the registrant had 36,210,167 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to resume clinical trials of BMF-219 by resolving the clinical hold placed by the U.S. Food and Drug Administration (FDA) in June 2024 on our INDs for the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
•
our ability to develop our product candidates in various oncology indications or for the treatment of type 1 and type 2 diabetes mellitus or other metabolic diseases;
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
•
We are currently subject to a clinical hold on our INDs for BMF-219 for type 2 and type 1 diabetes mellitus. We will need to resolve the clinical hold with the FDA in order to resume our Phase 1/2 clinical trial in type 2 diabetes (COVALENT-111) and our Phase 2 clinical trial in type 1 diabetes (COVALENT-112). Our business may be adversely affected if the clinical hold is not resolved in a timely manner or at all, or if other regulatory concerns lead to additional delays. We cannot guarantee that we will be able to respond to the FDA’s requests in order to resolve the clinical hold.
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
•
We are early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any of our future product candidates through clinical development, resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$113,286	$176,866
Prepaid expenses and other current assets	3,002	2,315
Total current assets	116,288	179,181
Property and equipment, net	4,445	5,159
Operating lease right-of-use assets	8,315	9,714
Restricted cash	369	370
Other assets	6,747	5,503
Total assets	$136,164	$199,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,828	$6,851
Accrued expenses and other current liabilities	16,046	13,543
Operating lease liabilities, current	3,289	2,466
Total current liabilities	25,163	22,860
Operating lease liabilities, non-current	7,053	7,830
Total liabilities	32,216	30,690
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 36,184,485 and 35,866,610 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	429,106	418,058
Accumulated other comprehensive income	—	—
Accumulated deficit	(325,162)	(248,825)
Total stockholders' equity	103,948	169,237
Total liabilities and stockholders' equity	$136,164	$199,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$31,825	$21,938	$65,601	$46,333
General and administrative	7,073	5,719	14,356	11,355
Total operating expenses	38,898	27,657	79,957	57,688
Loss from operations	(38,898)	(27,657)	(79,957)	(57,688)
Interest and other income, net	1,622	2,766	3,620	3,746
Net loss	$(37,276)	$(24,891)	$(76,337)	$(53,942)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	—	—	—	1
Comprehensive loss	$(37,276)	$(24,891)	$(76,337)	$(53,941)
Net loss per common share, basic and diluted	$(1.03)	$(0.70)	$(2.12)	$(1.66)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	36,043,561	35,348,293	35,966,965	32,483,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$—	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—
Exercise of stock options	22,750	—	116	—	—	116
Stock-based compensation expense	—	—	5,022	—	—	5,022
Net loss	—	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	4	423,196	—	(287,886)	135,314
Issuance of restricted stock	16,833	—	—	—	—	—
Exercise of stock options	72,795	—	333	—	—	333
Purchases under employee stock purchase plan	161,271	—	737	—	—	737
Stock-based compensation expense	—	—	4,840	—	—	4,840
Net loss	—	—	—	—	(37,276)	(37,276)
Balance at June 30, 2024	36,184,485	$4	$429,106	—	$(325,162)	$103,948

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	3	243,747	—	(160,621)	83,129
Issuance of common stock from public offering, net of offering costs	5,750,000	1	161,802	—	—	161,803
Exercise of stock options	31,560	—	216	—	—	216
Issuance of restricted stock	45,080	—	—	—	—	—
Purchases under employee stock purchase plan	152,502	—	612	—	—	612
Stock-based compensation expense	—	—	3,436	—	—	3,436
Net loss	—	—	—	—	(24,891)	(24,891)
Balance at June 30, 2023	35,630,276	$4	$409,813	—	$(185,512)	$224,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net loss	$(76,337)	$(53,942)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	843	676
Non-cash operating lease expense	1,376	1,285
Stock-based compensation expense	9,862	6,669
Net amortization of premiums and accretion of discounts on investments	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(687)	1,742
Other assets	(1,244)	(761)
Accounts payable	(1,058)	(163)
Accrued expenses and other current liabilities	2,503	(4,171)
Operating lease liabilities	69	(1,192)
Net cash used in operating activities	(64,673)	(49,856)
Investing Activities
Purchase of property and equipment	(94)	(3,323)
Maturities of investments	—	1,150
Net cash used in investing activities	(94)	(2,173)
Financing Activities
Proceeds from issuance of common stock from public offering, net of offering costs	—	161,803
Proceeds from stock option exercise and purchases under the employee stock purchase plan	1,186	1,235
Net cash provided by financing activities	1,186	163,038
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,581)	111,009
Cash, cash equivalents, and restricted cash at the beginning of the period	177,236	112,250
Cash, cash equivalents, and restricted cash at the end of the period	$113,655	$223,259

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$11,639
Acquisition of property and equipment in accounts payable and accrued liabilities	$35	$28

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$113,286	$222,908
Restricted cash	369	351
Total cash and cash equivalents, and restricted cash	$113,655	$223,259

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $325.2 million at June 30, 2024. As of June 30, 2024, the Company had cash, cash equivalents, and restricted cash of $113.7 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2024, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Recent Accounting Pronouncements - Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$111,437	$—	$—	$111,437
Total		$111,437	$—	$—	$111,437

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$174,429	$—	$—	$174,429
Total		$174,429	$—	$—	$174,429

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, there were no financial instruments classified as Level 2 or Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

There were no investments as of June 30, 2024 and December 31, 2023, as such, no allowance for credit losses has been recognized as of June 30, 2024. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$3,928	$3,852
Leasehold improvements	3,195	3,195
Computer equipment	146	130
Furniture and fixtures	409	409
Construction in progress	41	4
Total property and equipment, gross	7,719	7,590
Less: accumulated depreciation	(3,274)	(2,431)
Total property and equipment, net	$4,445	$5,159

Depreciation expense for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $0.4 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development materials and services	$11,561	$6,952
Accrued personnel expenses	3,809	5,956
Accrued professional services	461	443
Other	215	192
Total accrued expenses and other current liabilities	$16,046	$13,543

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2024, no dividends have been declared.

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

Note 6. Stock-Based Compensation

Effective January 1, 2024, the number of shares of common stock available under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 1,798,926 shares pursuant to the evergreen provision. As of June 30, 2024, 689,786 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the “ESPP”) increased by 359,785 shares pursuant to the evergreen provision of the ESPP. As of

June 30, 2024, 650,400 shares of common stock remained available for issuance under the ESPP. As of June 30, 2024, 1,881,250 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$2,448	$1,650	$4,994	$3,124
General and administrative	2,392	1,786	4,868	3,545
Total stock-based compensation expense	$4,840	$3,436	$9,862	$6,669

As of June 30, 2024, there was $40.3 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2023	7,357,607	$9.34	8.1
Granted	2,205,385	13.29
Exercised	(95,545)	4.69
Cancelled	(178,010)	12.04
Balance, June 30, 2024	9,289,437	$10.27	8.0
Exercisable, June 30, 2024	4,517,598	$9.53	7.3

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	111,920	$4.06
Granted	—	—
Released	(61,059)	4.05
Forfeited	(2,564)	3.96
Balance, June 30, 2024	48,297	$4.07

Note 7. Commitments and Contingencies

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

Note 8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2024	2023
Stock options, issued and outstanding	9,289,437	7,032,466
Estimated shares issuable under the ESPP	18,184	27,199
Restricted stock, issued and outstanding	48,297	202,077
Total	9,355,918	7,261,742

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

BMF-219 in Diabetes

We are currently investigating BMF-219 in diabetes in our Phase 1/2 clinical trial COVALENT-111 (patients with type 2 diabetes) and in our Phase 2 clinical trial COVALENT-112 (patients with type 1 diabetes). In June 2024, the FDA placed a clinical hold on the COVALENT-111 and COVALENT-112 trials. We are working diligently with the FDA to resolve the hold.

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

We have reported several clinical data readouts from the escalation portion of the Phase 2 study (COVALENT-111) in type 2 diabetes patients, supporting the disease-modifying potential of BMF-219 to address a root cause of diabetes: loss of healthy, insulin-producing beta cells. In March 2024, we reported clinical data from the dose escalation phase of COVALENT-111. After just a 4-week treatment period in type 2 diabetes patients who had previously failed standard of care (HbA1c ≥7.0% and ≤10.5%), BMF-219 demonstrated continued glycemic control at 26 weeks, or five months, after cessation of dosing. A general dose response was observed from BMF-219 in type 2 diabetes patients supported by dose-dependent PK response. The 50 mg cohort had the lowest placebo adjusted mean percent change of A1c (-0.04%) while 200 mg with food cohorts achieved the highest change of A1c (-1.4%). A higher proportion of patients treated with once daily (QD) 200 mg (36%) achieved a durable glycemic response (≥1.0% HbA1c reduction) compared to 100 mg QD cohorts (20%) at Week 26 (22 weeks off treatment). Patients with >7 years duration of diabetes and failing dual- or triple-agent therapy (including GLP1 RA and/or SGLT2i) (n=2) also demonstrated improved glycemic control (HbA1c -0.4%, -1.1%, and -1.1% at Weeks 4, 12, and 26, respectively) with BMF-219 dosed at 200 mg with food. An increase in HOMA-B and C-peptide generally correlated with glycemic control, consistent with BMF-219's core mechanism of action: beta-cell proliferation and improved beta-cell function. Dose levels of 100 mg and 200 mg have been selected for the first three Arms of the Expansion Phase, which will dose patients up to 12 weeks (compared to 4 weeks in the Escalation Phase) and extended follow-up to Week 52. BMF-219 was generally well tolerated with no serious adverse events reported and no symptomatic or clinically significant hypoglycemia. Week 26 topline data readout from the Phase 2b of COVALENT-111 is expected to be announced in the fourth quarter of 2024.

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

In April 2024, we highlighted initial data from the first two Stage 3 type 1 diabetes patients dosed with BMF-219 in COVALENT-112, where both patients demonstrated early signs of clinical activity with improved measures correlated with beta-cell function. BMF-219 was generally well tolerated by both patients as of the cut-off date of March 7, 2024. Week 26 topline data readout from the Phase 2a of COVALENT-112 is expected in the fourth quarter of 2024.

BMF-219 in Oncology

We are currently investigating BMF-219 in oncology in our ongoing Phase 1 clinical trial COVALENT-101 (in patients with liquid tumors) and our ongoing Phase 1/1b clinical trial COVALENT-102 (in patients with KRAS solid tumors).

In January 2022, we announced that we had initiated dosing in COVALENT-101, a Phase 1 clinical trial to explore the safety and efficacy of BMF-219 in patients with relapsed/refractory AML and acute lymphoblastic leukemia (ALL), including those with MLL/KMT2A gene arrangements or NPM1 mutations. We also amended the IND to initiate additional cohorts in COVALENT-101 to explore the potential utility of BMF-219 across a range of menin-dependent hematologic malignancies including MM, DLBCL, and CLL.

In October 2022, we announced the initiation of our Phase 1/1b clinical trial COVALENT-102 in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation.

In July 2023, we then reported initial topline data from ongoing Phase 1 clinical trial COVALENT-101 showcasing initial responses in relapsed/refractory AML patients with menin-dependent mutations. New data revealed two Complete Responses (CRs) (1 CR, 1 CRi (complete remission with incomplete count recovery)) out of five relapsed/refractory AML patients carrying menin-dependent mutations treated at Dose Level 4. BMF-219, the first and only investigational covalent small-molecule menin inhibitor in clinical development to our knowledge, was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlates with initial activity seen in BMF-219’s preclinical studies. We believe that this data supports further dose escalation.

In December 2023, we reported the achievement of minimal residual disease negativity (MRD-neg) in first complete responder in a patient with AML. Within the total of seven patients selected as evaluable for efficacy, two CRs were observed with a mean time to response of 1.8 months. We believe that pharmacodynamic data from a case study of an AML patient containing NUP98-NSD1 mutation further supports the proposed mechanism of action of BMF-219 as a menin inhibitor; in-line with preclinical models, BMF-219 downregulated key leukemogenic genes (e.g. HOXA9, MEIS1) as well as MEN1. BMF-219 was generally well tolerated with no dose-limiting toxicities observed and without adverse event (AE) related treatment discontinuations. Four participants experienced Differentiation Syndrome (DS) ≤ Grade 3, managed by cytoreductive therapy (hydroxyurea and steroids). Two participants recovered without dose modification or interruption, and none of the participants discontinued due to DS. Clinical data to date support protocol enhancements to COVALENT-101 to include focusing exclusively on patients with menin sensitive mutations such as MLL-r and NPM1 mutant acute leukemias and higher dose levels for CYP3A4 inhibitor Arm (Arm B).

We anticipate that the dose escalation for COVALENT-101 and COVALENT-102 will be completed by year end 2024. We decided to discontinue two cohorts, CLL and DLBCL of COVALENT-101 due to insufficient enrollment.

BMF-500

Including the discovery and development of BMF-219, we are utilizing our novel FUSIONTM System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation oral covalent small molecule inhibitor of activating mutations of the FMS-like tyrosine kinase 3 (FLT3), which are the most frequent genetic alteration in AML and are associated with poor prognosis. We believe that, despite available therapies, the treatment of patients with FLT3-mutated AML continues to be considered a significant unmet medical need. In December 2022, we presented initial preclinical data at the American Society of Hematology Annual Meeting (ASH) demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without the need for continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. In October 2023, we announced the first patient had been dosed with BMF-500 in relapsed or refractory acute leukemia. We anticipate that the dose escalation for COVALENT-103 will be completed by year end 2024.

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

As of June 30, 2024, we had an accumulated deficit of $325.2 million. We incurred net losses of $76.3 million and $53.9 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of BMF-219 in various types of liquid tumors, our planned Phase 1/1b clinical trial of BMF-219 in solid tumors with KRAS mutations, and, pending resolution of the clinical hold, our Phase 1/2 clinical trial of BMF-219 in type 2 diabetes and our Phase 2 clinical trial of BMF-219 in type 1 diabetes;
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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of BMF-219 and BMF-500, pursue a resolution of the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus, and advance our other programs through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and clinical trials of BMF-219 and BMF-500 in various types of cancer and metabolic diseases, of any future preclinical development and clinical trials of our product candidates and other research and development activities we may conduct;
•
our efforts to resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	$ Change	2024	2023	$ Change
Operating expenses:
Research and development	$31,825	$21,938	$9,887	$65,601	$46,333	$19,268
General and administrative	7,073	5,719	1,354	14,356	11,355	3,001
Total operating expenses	38,898	27,657	11,241	79,957	57,688	22,269
Loss from operations	(38,898)	(27,657)	(11,241)	(79,957)	(57,688)	(22,269)
Interest and other income, net	1,622	2,766	(1,144)	3,620	3,746	(126)
Net loss	$(37,276)	$(24,891)	$(12,385)	$(76,337)	$(53,942)	$(22,395)

Research and Development Expenses

We track research and development expenses to the extent such spend is attributable to a specific stage of program or type of research and development activity. Many of these expenses are shared among various programs and product candidates and, as such, we do not track expenses by program or indication. The following table summarizes our research and development expenses by stage of program and type of research and development activity incurred during the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	$ Change	2024	2023	$ Change
External costs
Clinical activities related expenses	$12,972	$5,724	$7,248	$27,873	$16,048	$11,825
Preclinical activities related expenses	3,624	2,037	1,587	6,589	4,085	2,504
Expenses related to manufacturing of clinical and research material	1,473	3,140	(1,667)	4,130	5,905	(1,775)
Other external costs	2,105	1,242	863	3,822	2,266	1,556
Internal costs:
Personnel-related expenses (including stock-based compensation)	9,497	7,710	1,787	19,004	14,087	4,917
Facilities and other allocated expenses	2,154	2,085	69	4,183	3,942	241
Total research and development expenses	$31,825	$21,938	$9,887	$65,601	$46,333	$19,268

Research and development expenses increased by $9.9 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase of $8.0 million in external costs was primarily driven by an increase of $7.2 million related to clinical activities resulting from the completion of enrollment of first 3 arms in the expansion cohort of COVALENT-111, and continuing enrollment in COVALENT-112 and COVALENT-103 during the three months ended June 30, 2024. Preclinical activities related expenses increased by $1.6 million primarily driven by an increase in other exploratory programs. Other external costs increased by $0.9 million primarily driven by external consultants and professional services to support clinical and preclinical activities. Manufacturing related costs decreased by $1.7 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $1.8 million due to an increase in headcount.

Research and development expenses increased by $19.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase of $14.1 million in external costs was primarily driven by an increase of $11.8 million related to clinical activities resulting from the completion of enrollment of first 3 arms in the expansion cohort of COVALENT-111, and continuing enrollment in COVALENT-112 and COVALENT-103 during the six months ended June 30, 2024. Preclinical activities related expenses increased by $2.5 million primarily driven by an increase in other exploratory programs. Other external costs increased by $1.5 million primarily driven by external consultants and professional services to support clinical and preclinical activities. Manufacturing related costs decreased by $1.8 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $4.9 million due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily due to increase in personnel-related expenses, including stock-based compensation of $1.0 million, resulting from an increase in headcount and increase in professional services of $0.5 million related to general external consultants.

General and administrative expenses increased by $3.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to increase in personnel-related expenses, including stock-based compensation of $2.1 million, resulting from an increase in headcount, increase in professional services of $1.3 million related to general external consultants and legal related expenses. The increase is offset by a decrease of $0.3 million related to insurance.

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

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $113.7 million and an accumulated deficit of $325.2 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of June 30, 2024, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited condensed financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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
•
the cost, timing and outcome of regulatory review of our product candidates, including the timing and outcome of our efforts to resolve the clinical hold of BMF-219 in type 2 and type 1 diabetes mellitus;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(64,673)	$(49,856)
Investing activities	(94)	(2,173)
Financing activities	1,186	163,038
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(63,581)	$111,009

Net Cash Used in Operating Activities

Net cash used in operating activities was $64.7 million during the six months ended June 30, 2024 and consisted of a net loss of $76.3 million and decrease in net assets of $0.4 million, offset by non-cash adjustments of $12.1 million. The decrease in net assets consisted primarily of an increase in prepaid expenses and other current assets of $0.7 million, an increase in other assets of $1.2 million, a decrease in accounts payable of $1.1 million offset by an increase in accrued expenses and other current liabilities of $2.5 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $9.9 million, operating lease expense of $1.4 million and depreciation expense of $0.8 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2024 and was primarily related to the purchase of property and equipment.

Net cash used in investing activities was $2.2 million during the six months ended June 30, 2023 and was primarily related to the purchase of property and equipment partially offset by maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2024 and relates to proceeds received from stock option exercises and purchases under the 2021 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $163.0 million during the six months ended June 30, 2023. Cash provided by financing activities was related to $161.8 million net proceeds received from the public offering of our common stock and $1.2 million of proceeds received from stock option exercises and purchase under the ESPP.

Contractual Obligations

As of June 30, 2024, there have been no material changes from the contractual obligations and commitments as of December 31, 2023 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended June 30, 2024. We held $113.7 million in cash, cash equivalents, and restricted cash as of June 30, 2024. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of June 30, 2024. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have two product candidates, BMF-219 and BMF-500, under investigation in clinical trials, although BMF-219 is currently on clinical hold for development in type 1 and type 2 diabetes mellitus. We are working diligently with the FDA to resolve the clinical hold as soon as possible. Our remaining product candidates are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $76.3 million and $53.9 million, for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $325.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of BMF-219 for the treatment of patients with liquid and solid tumors, and seek to resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
•
pending the resolution of the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus, explore the potential clinical utility of BMF-219 in other diabetic patient populations;
•
continue the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSIONTM System discovery platform;
•
conduct preclinical studies and initiate and conduct clinical trials;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges, such as the recent clinical hold imposed by the FDA on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. BMF-219, our lead product candidate, is in the early stage of clinical development and in June 2024 the FDA placed a clinical hold on the INDs for our Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus diabetes. We are working diligently with the FDA to resolve the clinical hold as soon as possible. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. We face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
our ability to complete IND-enabling studies and successfully submit and receive authorization to proceed under INDs or comparable applications, including our ability to resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with genetically defined cancers and metabolic diseases. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our current product candidates and any future product candidates.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for our product candidates. Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our current product candidates and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with our continuing operation as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2024, we had $113.7 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of June 30, 2024, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including but not limited to:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, preclinical development activities, and laboratory testing for our product candidates;
•
our ability to resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this quarterly report for the period ended June 30, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this quarterly report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

In addition, our lead product candidate, BMF-219, is in clinical development, and we dosed the first patient with our second product candidate, BMF-500, in October 2023, following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for BMF-219, as well as animal models and preclinical cell lines for BMF-219 and BMF-500. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well tolerated.

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

We are early in our development efforts and are substantially dependent on our product candidates, BMF-219 and BMF-500. If we are unable to advance BMF-219, BMF-500 or any other product candidates through clinical development, resolve the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus, obtain regulatory approval and ultimately commercialize BMF-219, BMF-500 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

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
•
receipt of authorization to proceed under INDs for our planned clinical trials ongoing clinical trials or future clinical trials, including the resolution of the clinical hold on the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we have two product candidates, BMF-219 and BMF-500, under investigation in clinical trials, although BMF-219 is currently on clinical hold for development in type 1 and type 2 diabetes mellitus. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, BMF-219, is in clinical development in selected liquid tumors, solid tumors, and type 1 and type 2 diabetes mellitus, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Delays in the completion of any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our preclinical studies or clinical trials, such as the recent clinical hold imposed by the FDA on our INDs for BMF-219 in type 1 and type 2 diabetes mellitus, that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

For example, in June 2024, the FDA placed our INDs for BMF-219 in our Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus on clinical hold based on the level of possible drug-induced hepatotoxicity observed in the completed dose escalation phase of COVALENT-111. During the dose escalation studies, higher doses (up to 400 mg), various food intake regimens, medical history and concomitant medications may have contributed to observed liver enzyme elevations. While we intend to address the FDA’s concerns as diligently as possible, there is no guarantee that the FDA will allow us to resume clinical development of BMF-219. Even if the FDA lifts the clinical hold and allows clinical trials of BMF-219 in type 1 and type 2 diabetes mellitus to resume, we cannot make assurances that patients treated with BMF-219 will not develop hepatoxicity or other adverse events in the future. If such additional adverse events were to emerge, further advancement of our clinical trials could be halted or delayed and we may not receive regulatory approval for BMF-219 in type 1 or type 2 diabetes mellitus. Even if we receive regulatory approval for BMF-219 in type 1 or type 2 diabetes mellitus, our labeling may be restricted and/or marketing acceptance of our product may be diminished and the commercial potential of our BMF-219 diabetes programs may be materially and negatively impacted.

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
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulators restrictions on product development plans, or clinical holds;
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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate BMF-219, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. The length of this demonstration can be delayed if we experience clinical holds such as with our current clinical hold for our Phase 1/2 clinical trials of BMF-219 in type 1 and type 2 diabetes mellitus.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may suspend or prohibit completion of our clinical trials, such as through the clinical hold placed on our INDs for our Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus, which we may not be able to resolve, or they may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to public health emergencies like the COVID-19 pandemic, any future pandemics or as required by clinical sites, IRBs, the FDA or other regulatory authorities;
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

As of June 30, 2024, we had 112 full-time employees, including 84 employees engaged in research and development activities.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved

Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application (ANDA) filed with the FDA to obtain permission to sell a generic version of such product candidate. Any of the foregoing could adversely affect our competitive position, business, financial condition, results of operations and prospects.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act (FDCA) also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a new drug application (NDA) for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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
•
our ability to resume clinical trials of BMF-219 by resolving the clinical hold placed by the U.S. Food and Drug Administration (FDA) in June 2024 on our INDs for the Phase 1/2 clinical trials of BMF-219 in type 2 and type 1 diabetes mellitus;
•
our ability to develop our product candidates in various oncology indications or for the treatment of type 1 and type 2 diabetes mellitus or other metabolic diseases;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been volatile. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 28% of our outstanding voting stock as of June 30, 2024. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
•
reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements; and
•
exemptions from the requirements of holding non-binding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

BIOMEA FUSION, INC.

Date: July 31, 2024	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: July 31, 2024	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer