Form 10-Q
period 2024-09-30
Biomea Fusion, Inc.
filed 2024-10-29
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 23, 2024, the registrant had 36,238,687 shares of common stock, $0.0001 par value per share, outstanding.

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

Summary Risk Factors

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in these summary risk factors, and other risks that we face, can be found under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC), before making investment decisions regarding our common stock.

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
•
Our discovery and development activities are focused on the development of novel covalent small-molecule therapies to treat patients with diabetes, obesity, and genetically defined cancers, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.
•
Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.
•
We are early in our development efforts and are substantially dependent on our product candidates, icovamenib (formerly BMF-219) and BMF-500. If we are unable to advance icovamenib, BMF-500 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize icovamenib, BMF-500 or any of our future product candidates, or experience significant delays in doing so, such as the recent clinical hold on the Phase 1/2 clinical trials for icovamenib in type 2 and type 1 diabetes mellitus which was lifted in September 2024, our business, financial condition and results of operations will be materially adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,952	$176,866
Prepaid expenses and other current assets	5,646	2,315
Total current assets	93,598	179,181
Property and equipment, net	4,228	5,159
Operating lease right-of-use assets	7,595	9,714
Restricted cash	369	370
Other assets	4,629	5,503
Total assets	$110,419	$199,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,987	$6,851
Accrued expenses and other current liabilities	15,893	13,543
Operating lease liabilities, current	2,692	2,466
Total current liabilities	27,572	22,860
Operating lease liabilities, non-current	6,875	7,830
Total liabilities	34,447	30,690
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 36,238,280 and 35,866,610 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	433,917	418,058
Accumulated other comprehensive income	—	—
Accumulated deficit	(357,949)	(248,825)
Total stockholders' equity	75,972	169,237
Total liabilities and stockholders' equity	$110,419	$199,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$27,244	$25,347	$92,845	$71,680
General and administrative	6,795	5,772	21,151	17,127
Total operating expenses	34,039	31,119	113,996	88,807
Loss from operations	(34,039)	(31,119)	(113,996)	(88,807)
Interest and other income, net	1,252	2,690	4,872	6,436
Net loss	$(32,787)	$(28,429)	$(109,124)	$(82,371)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	—	—	—	—
Comprehensive loss	$(32,787)	$(28,429)	$(109,124)	$(82,371)
Net loss per common share, basic and diluted	$(0.91)	$(0.80)	$(3.03)	$(2.46)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	36,220,736	35,653,988	36,052,173	33,551,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$—	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—
Exercise of stock options	22,750	—	116	—	—	116
Stock-based compensation expense	—	—	5,022	—	—	5,022
Net loss	—	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	4	423,196	—	(287,886)	135,314
Issuance of restricted stock	16,833	—	—	—	—	—
Exercise of stock options	72,795	—	333	—	—	333
Purchases under employee stock purchase plan	161,271	—	737	—	—	737
Stock-based compensation expense	—	—	4,840	—	—	4,840
Net loss	—	—	—	—	(37,276)	(37,276)
Balance at June 30, 2024	36,184,485	4	429,106	—	(325,162)	103,948
Exercise of stock options	10,794	—	69	—	—	69
Issuance of restricted stock	43,001	—	—	—	—	—
Stock-based compensation expense	—	—	4,742	—	—	4,742
Net loss	—	—	—	—	(32,787)	(32,787)
Balance at September 30, 2024	36,238,280	$4	$433,917	$—	$(357,949)	$75,972

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	29,561,554	$3	$240,107	$(1)	$(131,570)	$108,539
Exercise of stock options	44,501	—	407	—	—	407
Issuance of restricted stock	45,079	—	—	—	—	—
Stock-based compensation expense	—	—	3,233	—	—	3,233
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(29,051)	(29,051)
Balance at March 31, 2023	29,651,134	3	243,747	—	(160,621)	83,129
Issuance of common stock from public offering, net of offering costs	5,750,000	1	161,802	—	—	161,803
Exercise of stock options	31,560	—	216	—	—	216
Issuance of restricted stock	45,080	—	—	—	—	—
Purchases under employee stock purchase plan	152,502	—	612	—	—	612
Stock-based compensation expense	—	—	3,436	—	—	3,436
Net loss	—	—	—	—	(24,891)	(24,891)
Balance at June 30, 2023	35,630,276	4	409,813	—	(185,512)	224,305
Exercise of stock options	23,493	—	138	—	—	138
Issuance of restricted stock	45,078	—	—	—	—	—
Stock-based compensation expense	—	—	3,598	—	—	3,598
Net loss	—	—	—	—	(28,429)	(28,429)
Balance at September 30, 2023	35,698,847	$4	$413,549	$—	$(213,941)	$199,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net loss	$(109,124)	$(82,371)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,279	1,095
Non-cash operating lease expense	2,096	1,976
Stock-based compensation expense	14,604	10,267
Net amortization of premiums and accretion of discounts on investments	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,331)	1,356
Other assets	874	(1,684)
Accounts payable	2,068	(1,099)
Accrued expenses and other current liabilities	2,350	(1,466)
Operating lease liabilities	(706)	(1,830)
Net cash used in operating activities	(89,890)	(73,755)
Investing Activities
Purchase of property and equipment	(280)	(3,362)
Maturities of investments	—	1,150
Net cash used in investing activities	(280)	(2,212)
Financing Activities
Proceeds from issuance of common stock from public offering, net of offering costs	—	161,803
Proceeds from stock option exercise and purchases under the employee stock purchase plan	1,255	1,373
Net cash provided by financing activities	1,255	163,176
Net (decrease) increase in cash, cash equivalents, and restricted cash	(88,915)	87,209
Cash, cash equivalents, and restricted cash at the beginning of the period	177,236	112,250
Cash, cash equivalents, and restricted cash at the end of the period	$88,321	$199,459

Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$11,639
Acquisition of property and equipment in accounts payable and accrued liabilities	$68	$4

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$87,952	$199,090
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$88,321	$199,459

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with diabetes, obesity, and genetically defined cancers. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $357.9 million at September 30, 2024. As of September 30, 2024, the Company had cash, cash equivalents, and restricted cash of $88.3 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2024, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$84,259	$—	$—	$84,259
Total		$84,259	$—	$—	$84,259

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$174,429	$—	$—	$174,429
Total		$174,429	$—	$—	$174,429

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, there were no financial instruments classified as Level 2 or Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet.

There were no investments as of September 30, 2024 and December 31, 2023, as such, no allowance for credit losses has been recognized as of September 30, 2024. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$3,928	$3,852
Leasehold improvements	3,439	3,195
Computer equipment	146	130
Furniture and fixtures	425	409
Construction in progress	—	4
Total property and equipment, gross	7,938	7,590
Less: accumulated depreciation	(3,710)	(2,431)
Total property and equipment, net	$4,228	$5,159

Depreciation expense for the three and nine months ended September 30, 2024 was $0.4 million and $1.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development materials and services	$9,700	$6,952
Accrued personnel expenses	5,642	5,956
Accrued professional services	405	443
Other	146	192
Total accrued expenses and other current liabilities	$15,893	$13,543

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2024, no dividends have been declared.

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

Note 6. Stock-Based Compensation

Effective January 1, 2024, the number of shares of common stock available under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 1,798,926 shares pursuant to the evergreen provision. As of September 30, 2024, 844,800 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the “ESPP”) increased by 359,785 shares pursuant to the evergreen provision of the ESPP. As of September 30, 2024, 650,400 shares of common stock remained available for issuance under the ESPP. As of

September 30, 2024, 1,873,750 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$2,478	$1,778	$7,472	$4,902
General and administrative	2,264	1,820	7,132	5,365
Total stock-based compensation expense	$4,742	$3,598	$14,604	$10,267

As of September 30, 2024, there was $32.3 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2023	7,357,607	$9.34	8.1
Granted	2,212,885	13.27
Exercised	(106,339)	4.86
Cancelled	(333,024)	13.06
Balance, September 30, 2024	9,131,129	$10.21	7.8
Exercisable, September 30, 2024	4,983,606	$9.52	7.2

Restricted Stock

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	111,920	$4.06
Granted	—	—
Released	(104,060)	4.04
Forfeited	(2,564)	3.96
Balance, September 30, 2024	5,296	$4.50

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2024	2023
Stock options, issued and outstanding	9,131,129	7,315,216
Estimated shares issuable under the ESPP	64,758	108,082
Restricted stock, issued and outstanding	5,296	156,999
Total	9,201,183	7,580,297

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel oral covalent small molecule drugs to treat patients with diabetes, obesity, and genetically defined cancers. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel covalent small molecule product candidates. Our goal is to utilize our capabilities and FUSIONTM System to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases. To date we have announced two clinical development candidates, icovamenib and BMF-500. We expect to announce preclinical data for a third development candidate, BMF-650, a potent, selective, oral small molecule GLP-1 receptor agonist in the fourth quarter of 2024.

Icovamenib

Our lead product candidate, icovamenib (formerly BMF-219), is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair. Menin plays a key role in beta-cell proliferation and function, as previously demonstrated through increased beta-cell mass generation in Men1 knockout mice (Ja et al., 2021). We are developing icovamenib for the treatment of menin regulated or dependent diseases such as type 1 and type 2 diabetes as well as subtypes of liquid and solid tumors.

Icovamenib in Diabetes

We are currently investigating icovamenib in diabetes in our Phase 1/2 clinical trial COVALENT-111 (patients with type 2 diabetes) and in our Phase 2 clinical trial COVALENT-112 (patients with type 1 diabetes). In June 2024, we announced that the FDA had placed a clinical hold on the COVALENT-111 and COVALENT-112 trials; this clinical hold was lifted in September 2024.

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

In October 2022, we announced completion of the Phase 1 portion of COVALENT-111, a Phase 1/2 clinical trial of icovamenib in healthy volunteers and adults with type 2 diabetes in Canada. In December 2022, we announced FDA clearance of the IND for icovamenib in type 2 diabetes, allowing us to expand the COVALENT-111 study to sites in the United States. In September 2023, we announced FDA and Health Canada clearance of the expansion cohorts of COVALENT-111, allowing us to evaluate icovamenib, administered at 100 mg and 200 mg, with dosing durations up to 12 weeks in adult type 2 diabetes patients. The expansion portion will consist of approximately 270 participants with 64 participants treated with icovamenib and 23 treated with placebo in each arm.

We have reported several clinical data readouts from the escalation portion of the Phase 2 study (COVALENT-111) in type 2 diabetes participants, supporting the disease-modifying potential of icovamenib to address a root cause of diabetes: loss of healthy, insulin-producing beta cells. In March 2024, we reported clinical data from the dose escalation phase of COVALENT-111. After just a 4-week treatment period in type 2 diabetes participants who had previously failed standard of care (HbA1c ≥7.0% and ≤10.5%), icovamenib demonstrated continued glycemic control at 26 weeks, or five months, after cessation of dosing. A general dose response was observed from icovamenib in type 2 diabetes participants supported by dose-dependent PK response. The 50 mg cohort had the lowest placebo adjusted mean percent change of A1c (-0.04%) while 200 mg with food cohorts achieved the highest change of A1c (-1.4%). A higher proportion of participants treated with once daily (QD) 200 mg (36%) achieved a durable glycemic response (≥1.0% HbA1c reduction) compared to 100 mg QD cohorts (20%) at Week 26 (22 weeks off treatment). Participants with >7 years duration of diabetes and failing dual- or triple-agent therapy (including GLP1 RA and/or SGLT2i) (n=2) also demonstrated improved glycemic control (HbA1c -0.4%, -1.1%, and -1.1% at Weeks 4, 12, and 26, respectively) with icovamenib dosed at 200 mg with food. An increase in HOMA-B and C-peptide generally correlated with glycemic control, consistent with icovamenib's core mechanism of action: beta-cell proliferation and improved beta-cell function. Dose levels of 100 mg and 200 mg were selected for the first three Arms of the Expansion Phase, which dosed participants up to 12 weeks (compared to 4 weeks in the Escalation Phase) and extended follow-up to Week 52. Icovamenib was generally well tolerated with no serious adverse events reported and no symptomatic or clinically significant hypoglycemia. Week 26 topline data readout from the Phase 2b of COVALENT-111 is expected to be announced in the fourth quarter of 2024.

In October 2023, we announced FDA clearance of the IND for icovamenib in type 1 diabetes mellitus, allowing us to initiate a Phase 2 clinical trial in approximately 150 participants with stage 3 type 1 diabetes (COVALENT-112) at two oral dose levels (50 participants treated with icovamenib and 25 treated with placebo for each dose level), 100 mg and 200 mg, for 12-weeks of treatment followed by a 40 week off-treatment period. The trial will also include an open label portion (n=40), enrolling participants in the U.S. and Canada with type 1 diabetes up to 15 years since diagnosis. In December 2023, we announced Health Canada clearance of Clinical Trial Application (CTA) for icovamenib in type 1 diabetes.

In April 2024, we highlighted initial data from the first two Stage 3 type 1 diabetes participants dosed with icovamenib in COVALENT-112, where both participants demonstrated early signs of clinical activity with improved measures correlated with beta-cell function. icovamenib was generally well tolerated by both participants as of the cut-off date of March 7, 2024.

FDA had placed a clinical hold on the COVALENT-111 and COVALENT-112 trials, as was announced in June of 2024; this clinical hold was lifted in September 2024.

In addition, we presented data from preclinical ex-vivo human islet experiments of icovamenib in December of 2023. Dependent on dose concentration and dose duration, icovamenib was observed to increase beta cell mass and function, as well as promote controlled proliferation and enhance insulin content in beta cells. Proliferation was observed only under elevated glucose conditions, which mimics diabetic levels, and with continuous drug exposure. In October 2024, we announced the formation of Global Scientific Advisory Board with 22 world-renowned diabetes experts.

Icovamenib in Oncology

We are currently investigating icovamenib in oncology in our ongoing Phase 1 clinical trial COVALENT-101 (in patients with liquid tumors) and our ongoing Phase 1/1b clinical trial COVALENT-102 (in patients with KRAS solid tumors).

In January 2022, we announced that we had initiated dosing in COVALENT-101, a Phase 1 clinical trial to explore the safety and efficacy of icovamenib in patients with relapsed/refractory AML and acute lymphoblastic leukemia (ALL), including those with MLL/KMT2A gene arrangements or NPM1 mutations. We also amended the IND to initiate additional cohorts in COVALENT-101 to explore the potential utility of icovamenib across a range of menin-dependent hematologic malignancies including MM, DLBCL, and CLL.

In October 2022, we announced the initiation of our Phase 1/1b clinical trial COVALENT-102 in patients with unresectable, locally advanced, or metastatic non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and pancreatic ductal adenocarcinoma (PDAC) with an activating KRAS mutation.

In July 2023, we then reported initial topline data from ongoing Phase 1 clinical trial COVALENT-101 showcasing initial responses in relapsed/refractory AML participants with menin-dependent mutations. New data revealed two Complete Responses (CRs) (1 CR, 1 CRi (complete remission with incomplete count recovery)) out of five relapsed/refractory AML participants carrying menin-dependent mutations treated at Dose Level 4. icovamenib, the first and only investigational covalent small-molecule menin inhibitor in clinical development to our knowledge, was generally well tolerated with no dose-limiting toxicities observed, and no QTc prolongation reported. Dose Level 4 exposure correlates with initial activity seen in icovamenib’s preclinical studies. We believe that this data supports further dose escalation.

In December 2023, we reported the achievement of minimal residual disease negativity (MRD-neg) in first complete responder in a participant with AML. Within the total of seven participants selected as evaluable for efficacy, two CRs were observed with a mean time to response of 1.8 months. We believe that pharmacodynamic data from a case study of an AML participant containing

NUP98-NSD1 mutation further supports the proposed mechanism of action of icovamenib as a menin inhibitor; in-line with preclinical models, icovamenib downregulated key leukemogenic genes (e.g. HOXA9, MEIS1) as well as MEN1. icovamenib was generally well tolerated with no dose-limiting toxicities observed and without adverse event (AE) related treatment discontinuations. Four participants experienced Differentiation Syndrome (DS) ≤ Grade 3, managed by cytoreductive therapy (hydroxyurea and steroids). Two participants recovered without dose modification or interruption, and none of the participants discontinued due to DS. Clinical data to date support protocol enhancements to COVALENT-101 to include focusing exclusively on patients with menin sensitive mutations such as MLL-r and NPM1 mutant acute leukemias and higher dose levels for CYP3A4 inhibitor Arm (Arm B).

We anticipate that the dose escalation for COVALENT-101 and COVALENT-102 will be completed by year end 2024. We chose to discontinue two cohorts, CLL and DLBCL of COVALENT-101 due to insufficient enrollment.

BMF-500

Including the discovery and development of icovamenib, we are utilizing our novel FUSIONTM System to pioneer covalent treatments against other high-value genetic drivers of disease. In May 2022, we announced the nomination of our second development candidate, BMF-500, a third-generation oral covalent small molecule inhibitor of activating mutations of the FMS-like tyrosine kinase 3 (FLT3), which are the most frequent genetic alteration in AML and are associated with poor prognosis. We believe that, despite available therapies, the treatment of patients with FLT3-mutated AML continues to be considered a significant unmet medical need. In December 2022, we presented initial preclinical data at the American Society of Hematology Annual Meeting (ASH) demonstrating BMF-500’s picomolar affinity to activating FLT3 mutations including FLT3-ITD and various tyrosine kinase domain (TKD) mutations, multi-fold higher potency and increased cytotoxicity than commercially available non-covalent FLT3 inhibitor gilteritinib, as well as complete tumor regression in mouse models of FLT3-ITD acute myeloid leukemia (AML) and maintenance of effect without the need for continued exposure. In May 2023, we announced FDA clearance of our IND to study BMF-500 in a Phase 1 study (COVALENT-103) examining safety and efficacy in patients with relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. In October 2023, we announced the first participant had been dosed with BMF-500 in relapsed or refractory acute leukemia. We anticipate that the dose escalation for COVALENT-103 will be completed by year end 2024.

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

As of September 30, 2024, we had an accumulated deficit of $357.9 million. We incurred net losses of $109.1 million and $82.4 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase 1 clinical trial of icovamenib in various types of liquid tumors, our planned Phase 1/1b clinical trial of icovamenib in solid tumors with KRAS mutations, our Phase 1/2 clinical trial of icovamenib in type 2 diabetes and our Phase 2 clinical trial of icovamenib in type 1 diabetes;
•
conduct preclinical studies and initiate and conduct additional clinical trials;
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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of icovamenib and BMF-500 and advance our other programs through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing preclinical development activities and clinical trials of icovamenib and BMF-500 in various types of cancer and metabolic diseases, of any future preclinical development and clinical trials of our product candidates and other research and development activities we may conduct;
•
uncertainties in clinical trial design and the interpretation of clinical trial data;
•
per participant trial costs;
•
the duration, scope and number of trials required for approval;
•
the number of sites included in the trials;

•
the number of participants who participate in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible participants;
•
the drop-out or discontinuation rates of participants;
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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	$ Change	2024	2023	$ Change
Operating expenses:
Research and development	$27,244	$25,347	$1,897	$92,845	$71,680	$21,165
General and administrative	6,795	5,772	1,023	21,151	17,127	4,024
Total operating expenses	34,039	31,119	2,920	113,996	88,807	25,189
Loss from operations	(34,039)	(31,119)	(2,920)	(113,996)	(88,807)	(25,189)
Interest and other income, net	1,252	2,690	(1,438)	4,872	6,436	(1,564)
Net loss	$(32,787)	$(28,429)	$(4,358)	$(109,124)	$(82,371)	$(26,753)

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	$ Change	2024	2023	$ Change
External costs
Clinical activities related expenses	$10,084	$8,382	$1,702	$37,957	$24,429	$13,528
Preclinical activities related expenses	1,707	3,061	(1,354)	8,296	7,146	1,150
Expenses related to manufacturing of clinical and research material	884	3,002	(2,118)	5,014	8,907	(3,893)
Other external costs	4,067	1,366	2,701	7,889	3,633	4,256
Internal costs:
Personnel-related expenses (including stock-based compensation)	8,576	7,353	1,223	27,580	21,440	6,140
Facilities and other allocated expenses	1,926	2,183	(257)	6,109	6,125	(16)
Total research and development expenses	$27,244	$25,347	$1,897	$92,845	$71,680	$21,165

Research and development expenses increased by $1.9 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase of $0.9 million in external costs was primarily driven by an increase of $1.7 million of clinical activities related expenses related to increased enrollment of our diabetes and oncology trials. Preclinical activities related expenses decreased by $1.4 million primarily driven by timing of our exploratory programs. Other external costs increased by $2.7 million primarily driven by external consultants and professional services to support clinical and preclinical activities. Manufacturing related costs decreased by $2.1 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $1.2 million due to an increase in headcount.

Research and development expenses increased by $21.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase of $15.0 million in external costs was primarily driven by an increase of $13.5 million of clinical activities related expenses related to increased enrollment of our diabetes and oncology trials during the nine months ended September 30, 2024. Preclinical activities related expenses increased by $1.2 million primarily driven by an increase in other exploratory programs. Other external costs increased by $4.3 million primarily driven by external consultants and professional services to support clinical and preclinical activities. Manufacturing related costs decreased by $3.9 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $6.1 million due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to increase in personnel-related expenses, including stock-based compensation of $0.9 million, resulting from an increase in headcount and increase in professional services of $0.2 million related to general external consultants.

General and administrative expenses increased by $4.0 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to increase in personnel-related expenses, including stock-based compensation of $3.0 million, resulting from an increase in headcount, increase in professional services of $1.6 million related to general external consultants and legal related expenses. The increase is offset by a decrease of $0.3 million related to insurance and decrease of $0.2 million in facilities related expenses.

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

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $88.3 million and an accumulated deficit of $357.9 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of September 30, 2024, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited condensed financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•
the impact of any public health emergencies such as the COVID-19 pandemic and adverse global economic and geopolitical conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(89,890)	$(73,755)
Investing activities	(280)	(2,212)
Financing activities	1,255	163,176
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(88,915)	$87,209

Net Cash Used in Operating Activities

Net cash used in operating activities was $89.9 million during the nine months ended September 30, 2024 and consisted of a net loss of $109.1 million offset by increase in net assets of $1.3 million and non-cash adjustments of $18.0 million. The increase in net assets consisted primarily of an increase in prepaid expenses and other current assets of $3.3 million, a decrease in other assets of $0.9 million, an increase in accounts payable of $2.1 million, an increase in accrued expenses and other current liabilities of $2.4 million and a decrease in operating lease liabilities of $0.7 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $14.6 million, operating lease expense of $2.1 million and depreciation expense of $1.3 million.

Net cash used in operating activities was $73.8 million during the nine months ended September 30, 2023 and consisted of a net loss of $82.4 million, offset by a decrease in net assets of $4.7 million and non-cash adjustments of $13.3 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.4 million, decrease in accounts payable of $1.1 million and decrease in accrued expenses and other current liabilities of $1.5 million and a decrease in operating lease liabilities of $1.8 million. The decrease is offset by an increase in other assets of $1.7 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $10.3 million and operating lease expense of $2.0 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2024 and was primarily related to the purchase of property and equipment.

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2023 and was primarily related to the purchase of property and equipment partially offset by maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.3 million during the nine months ended September 30, 2024 and relates to proceeds received from stock option exercises and purchases under the 2021 Employee Stock Purchase Plan, or the ESPP.

Net cash provided by financing activities was $163.2 million during the nine months ended September 30, 2023. Cash provided by financing activities was related to $161.8 million net proceeds received from the public offering of our common stock and $1.4 million of proceeds received from stock option exercises and purchases under the ESPP.

Contractual Obligations

As of September 30, 2024, there have been no material changes from the contractual obligations and commitments as of December 31, 2023 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2024 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended September 30, 2024. We held $88.3 million in cash, cash equivalents, and restricted cash as of September 30, 2024. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of September 30, 2024. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our first clinical trial, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have two product candidates, icovamenib and BMF-500, under investigation in clinical trials. Our remaining product candidates are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $109.1 million and $82.4 million, for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $357.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of icovamenib for the treatment of patients with liquid and solid tumors;
•
continue the clinical development of BMF-500, a covalent inhibitor of FLT3;
•
continue our efforts to develop product candidates from our FUSIONTM System discovery platform;
•
conduct preclinical studies and initiate and conduct clinical trials;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges, such as the recent clinical hold imposed by the FDA in June 2024 on the Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus, which was lifted in September 2024;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. Icovamenib, our lead product candidate, is in the early stages of clinical development and in June 2024 we announced that the FDA had placed a clinical hold on the INDs for our Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus. We provided a complete response to resolve the clinical hold, and in September 2024 the FDA lifted the clinical hold. We face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our preclinical studies and clinical trials for icovamenib, BMF-500 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the ongoing clinical development of icovamenib and BMF-500 and any future product candidates;

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
•
the willingness of physicians, operators of clinics, and participants to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional therapies, such as chemotherapy, to treat various types of cancer;
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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with diabetes, obesity, and genetically defined cancers. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our current product candidates and any future product candidates.

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

As of September 30, 2024, we had $88.3 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of September 30, 2024, without any future financing, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this quarterly report for the period ended September 30, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this quarterly report. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

Risks Related to Product Development

Our discovery and development activities are focused on the development of novel covalent small molecule therapies, initially targeted at menin, to treat patients with diabetes, obesity, and genetically defined cancers, and the approach we are taking to discover and develop such binders is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of covalent small molecule therapies for patients with diabetes, obesity, and genetically defined cancers, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing covalent therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small-molecule covalent binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel covalent small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent inhibitor product candidates.

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

In addition, our lead product candidate, icovamenib, is in clinical development, and we dosed the first participant with our second product candidate, BMF-500, in October 2023, following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for icovamenib, as well as animal models and preclinical cell lines for icovamenib and BMF-500. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well tolerated.

Further, even if our approach is successful in demonstrating the clinical benefit of using our lead product candidate, icovamenib, which is designed to be a highly active and selective covalent inhibitor of menin, in certain menin-driven cancers and/or metabolic diseases, we may never successfully identify additional covalent binding product candidates to validated oncology or other targets through our FUSIONTM System. Therefore, we do not know if our approach of treating patients with diabetes, obesity, and genetically defined cancers will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.

A key element of our strategy is to utilize our FUSIONTM System to build a pipeline of novel covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of various cancers and metabolic diseases. Although our research and development efforts to date have resulted in our discovery and preclinical development of icovamenib, BMF-500 and other programs, icovamenib, BMF-500 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop icovamenib, BMF-500 or any future product candidates. Our FUSIONTM System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSIONTM System could be delayed, potentially permanently.

Even if our product candidates are successful in inhibiting certain protein binding, such success would not provide a guarantee of the effectiveness of such product candidate in total tumor regression in vivo. For example, even if icovamenib demonstrates an ability to inhibit menin in vivo, there can be no assurance that such inhibition will provide significant clinical benefit when evaluated in humans.

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

We are early in our development efforts and are substantially dependent on our product candidates, icovamenib and BMF-500. If we are unable to advance icovamenib, BMF-500 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize icovamenib, BMF-500 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of solid tumors or liquid tumors or type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-500, in human subjects for relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
successful initiation, participant enrollment in, and completion of clinical trials, including our ongoing Phase 1 clinical trial of icovamenib in various types of liquid tumors, our Phase 1/1b clinical trial of icovamenib in various types of solid tumors, our Phase 1/2 clinical trial of icovamenib in type 2 diabetes mellitus, our Phase 2 clinical trial of icovamenib in type 1 diabetes mellitus, and our Phase 1 clinical trial of BMF-500 in relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLL1r / NPM1 mutations;
•
whether icovamenib, BMF-500 or any other product candidates that we may identify and pursue will demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
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

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for our product candidates even if we expend substantial time and resources seeking their development and approval. For example, in June 2024, we announced that the FDA had imposed a clinical hold on the Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus. We worked to diligently resolve the hold, and in September 2024, the FDA lifted the clinical hold. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which would materially adversely affect our business. If we do not receive regulatory approvals for our current or future product candidates, we will not be able to continue our operations.

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we have two product candidates, icovamenib and BMF-500, under investigation in clinical trials. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, icovamenib, is in clinical development in selected liquid tumors, solid tumors, and type 1 and type 2 diabetes mellitus, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
delays in recruiting suitable participants to participate in our clinical trials;
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
•
delays in recruiting, screening and enrolling participants and delays caused by participants withdrawing from clinical trials or failing to return for post-treatment follow-up;
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

Delays in the completion of any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our preclinical studies or clinical trials, such as the recent clinical hold imposed by the FDA on our INDs for icovamenib in type 1 and type 2 diabetes mellitus, which was lifted in September 2024, that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

The results of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether icovamenib or BMF-500 will perform in clinical trials as icovamenib or BMF-500 have performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Participants treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular participant, and from participant to participant and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

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
•
delays or difficulties in enrolling and retaining participants in our ongoing and planned clinical trials;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial participant visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of participant data and clinical study endpoints;
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

If we experience delays or difficulties in the enrollment and/or retention of participants in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue our ongoing and planned clinical trials on a timely basis or at all for our product candidates if we are unable to recruit and enroll a sufficient number of eligible participants to participate in these trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Participant enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible participants may be limited or may result in slower enrollment than we anticipate.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of participants available to us, as some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. In addition, there may be limited participant pools from which to draw for clinical studies. In addition to the rarity of some diseases, particularly certain cancer indications, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that participants have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Participant enrollment for our ongoing and planned clinical trials may be affected by other factors, including:

•
size and nature of the participant population;

•
severity of the disease under investigation;
•
availability and efficacy of approved drugs or other methods of treatment for the disease under investigation;
•
participant eligibility criteria for the trial in question as defined in the protocol;
•
perceived risks and benefits of the product candidate under study;
•
clinicians’ and participants’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or future product candidates being investigated for the indications we are pursuing;
•
clinicians’ willingness to screen their participants for biomarkers to indicate which participants may be eligible for enrollment in our clinical trials;
•
delays in or temporary suspension of the enrollment of participants in our planned clinical trials due to a continued and prolonged public health emergency such as the COVID-19 pandemic;
•
ability to obtain and maintain participant consents;
•
participant referral practices of physicians;
•
the ability to monitor participants adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective participants; and
•
the risk that participants enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting health conditions, or, because they may be late-stage cancer participants, will not survive the full terms of the clinical trials.

These factors may make it difficult for us to enroll enough participants to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of participants for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of participants for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our future success may depend in part on our ability to maintain a competitive position with our FUSION™ system platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. While we believe that icovamenib, BMF-500, our discovery platform, knowledge, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

The incidence and prevalence for target patient populations of icovamenib and BMF-500 are based on estimates and third-party sources. If the market opportunities for icovamenib, BMF-500 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

The incidence and prevalence for target patient populations of icovamenib and BMF-500 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for icovamenib, BMF-500 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may be or may become interested in discovery and development of covalent binders that may compete with us against menin or related targets at scale and in an integrated way. Even if they do not advance programs with the same mechanism of action as ours, these companies could develop products or product candidates that are competitive with ours or that have a superior product profile, and may do so at a rapid pace. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and participant enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target covalent binding against protein targets of interest to us.

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

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with diabetes, obesity, and genetically defined cancers. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. If icovamenib, BMF-500 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

For example, in June 2024, we announced that the FDA placed our INDs for icovamenib in our Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus on clinical hold based on the level of possible drug-induced hepatotoxicity observed in the completed dose escalation phase of COVALENT-111. Even though the FDA lifted the clinical hold and has allowed clinical trials of icovamenib in type 1 and type 2 diabetes mellitus to resume, we cannot make assurances that participants treated with icovamenib will not develop hepatoxicity or other adverse events in the future. If such additional adverse events were to emerge, further advancement of our clinical trials could be halted or delayed and we may not receive regulatory approval for icovamenib in type 1 or type 2 diabetes mellitus. Even if we receive regulatory approval for icovamenib in type 1 or type 2 diabetes mellitus, our labeling may be restricted and/or marketing acceptance of our product may be diminished and the commercial potential of our icovamenib diabetes programs may be materially and negatively impacted.

As is the case with many oncology drugs, it is likely that there may be significant side effects associated with their use. icovamenib, BMF-500 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of icovamenib leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that participants' responses could be both unexpected and negative. In addition, we or our future collaborators may study icovamenib in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in participants that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Participants treated with icovamenib, BMF-500 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill participants in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such participants may be using or due to the gravity of such participants’ illnesses. For example, it is expected that some of the participants enrolled in our clinical trials of icovamenib will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting participants to the clinical trials, participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially adversely affect our business, financial condition and prospects.

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

Interim, “top-line”, and preliminary data from our clinical trials that we announce or publish from time to time may change as more participants data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could materially adversely affect our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate icovamenib, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may suspend or prohibit completion of our clinical trials, such as through the clinical hold placed on our INDs for our Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus, which was lifted in September 2024, or they may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to public health emergencies like the COVID-19 pandemic, any future pandemics or as required by clinical sites, IRBs, the FDA or other regulatory authorities;
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

We may seek approval of our product candidate into Real-time Oncology Review (RTOR). This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval. Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA), was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a

$2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

For example, in the United States, most healthcare providers, including research institutions from which we obtain participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH, and their respective implementing regulations. Compliance with HIPAA and HITECH may require us to modify our data processing policies and to incur substantial costs and expenses.

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

As of September 30, 2024, we had 107 full-time employees, including 80 employees engaged in research and development activities.

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
•
managing our internal development efforts effectively, including the clinical, FDA, and other comparable foreign regulatory agencies’ review process for icovamenib, BMF-500 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize icovamenib, BMF-500 and future product candidates will depend, in part, on our ability to effectively manage any future growth in company headcount. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of icovamenib, BMF-500 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize icovamenib, BMF-500 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our ability to develop icovamenib, BMF-500 or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test participants.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and product candidates and any future products. These candidates include icovamenib and others, their respective components, formulations, methods used to manufacture them and methods of treatment. Our commercial success will also depend on successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our technology, product and product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Periodic maintenance fees on any issued patent are due to be paid to the United States Patent and Trademark Office (USPTO) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved

Drug Products with Therapeutic Equivalence Evaluations (Orange Book). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application (ANDA) filed with the FDA to obtain permission to sell a generic version of such product candidate. Any of the foregoing could adversely affect our competitive position, business, financial condition, results of operations and prospects.

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
•
adverse results or delays in preclinical studies and clinical trials such as the recent clinical hold on our INDs for the Phase 1/2 clinical trials of icovamenib in type 2 and type 1 diabetes mellitus, from June 2024 to September 2024;
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

Our executive officers, directors and their respective affiliates beneficially own approximately 28% of our outstanding voting stock as of September 30, 2024. In particular, Thomas Butler and Ramses Erdtmann are executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
•
our ability to enroll participants in clinical trials and the timing of enrollment;
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

We cannot assure you that our security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties related to us, will prevent breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration, misuse or dissemination of, or damage to, Sensitive Information that could have a material adverse impact. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches, incidents, or compromises could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information and Sensitive Information), which could result in a material adverse impact including financial, legal, business and reputational harm. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under privacy, data protection, and information security laws and regulations, including litigation and governmental investigations and fines or penalties, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

BIOMEA FUSION, INC.

Date: October 29, 2024	By:	/s/ Thomas Butler
Thomas Butler
Principal Executive Officer

Date: October 29, 2024	By:	/s/ Franco Valle
Franco Valle
Principal Financial and Accounting Officer