Form 10-K
period 2024-12-31
Biomea Fusion, Inc.
filed 2025-03-31
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2024, was $124,145,240.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 37,572,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2024 pursuant to Regulation 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents and restricted cash to fund our future operating expenses and capital expenditure requirements;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our anticipated use of our existing cash, cash equivalents and restricted cash;
•
the implementation of our strategic plans for our business and product candidates;
•
the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•
the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug applications ("IND") and other regulatory submissions;
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

•
the impact of any global health emergencies or other related disruptions on our business;
•
unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including supply chain issues, inflationary pressures, market volatility, international tariffs, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war, and civil and political unrest; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

Summary Risk Factors

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in these summary risk factors, and other risks that we face, can be found under the heading “Risk Factors” in this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (SEC), before making investment decisions regarding our common stock.

•
We have a limited operating history, limited experience in conducting clinical trials, have not completed the clinical development of any product candidates, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.
•
Our discovery and development activities are focused on the development of novel covalent small-molecule therapies to treat patients with diabetes and obesity, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant or viable market.
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
•
The results of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (FDA) or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.
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

PART I

Item 1. Business

Overview

We are a clinical-stage diabetes and obesity medicines company focused on the discovery and development of oral covalent small molecule drugs to treat patients with metabolic diseases. We aim to cure.

A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers potential advantages over conventional non-covalent drugs, including greater target selectivity, lower systemic drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel small molecule product candidates. Our lead clinical program’s drug candidate, icovamenib, is currently being developed as an orally bioavailable, and selective covalent inhibitor of menin in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity.

After working closely together at Pharmacyclics, Inc. (formerly Nasdaq: PCYC) (Pharmacyclics), our former Chief Executive Officer, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann, founded Biomea Fusion, Inc. (the Company, we, our, or us) in 2017 with the shared vision and goal of developing targeted therapies for patients. Today, we have grown to approximately 80 employees, and has built a management team with significant experience both in precision medicine and in progressing drug candidates from early-stage research to clinical trials and ultimately to regulatory approval and commercialization. We have cultivated in-house expertise in medicinal chemistry, biology, translational medicine, computational biology, and chemistry, in vitro and in vivo pharmacology, biomarker development, and manufacturing. We have also established internal expertise and synergies in clinical development, clinical operations, pharmacovigilance, clinical pharmacology, regulatory affairs, and quality control. Members of the team have held various positions at several renowned biotechnology companies including Gilead Sciences, Inc. (Nasdaq: GILD), Genentech, Inc., Pharmacyclics, AbbVie Inc. (NYSE: ABBV), Celera Genomics, Johnson and Johnson, Inc. (NYSE: JNJ), and others. The team includes the co-inventors of the covalent inhibitors Imbruvica, Remdesivir, and Harvoni. We are supported by our experienced Board, broad scientific advisory board of renowned experts in diabetes and obesity, and a leading syndicate of investors.

Management Update

In March 2025, the Company announced a leadership transition, appointing Board member Mick Hitchcock, Ph.D., as Interim Chief Executive Officer, succeeding Thomas Butler. Dr. Michael J. M. Hitchcock, Ph.D. (Mick) has served as a member of the Company’s board since March 2021. Dr. Hitchcock is currently a Past Chair of the University of Nevada, Reno (UNR) Foundation and Adjunct Professor of Microbiology at UNR Medical School, a position in which he has served since July 2016. Dr. Hitchcock’s career in pharmaceutical research and development initially began with Bristol-Myers Squibb, where he served in several infectious disease research and project planning roles from 1980 through 1993. He joined Gilead Sciences, Inc. in 1993 and during his 27 years with the Company, he held a variety of positions, including vice president roles with responsibility for project and portfolio management, alliance management, strategic planning, medical affairs and specific areas of research. He also served as Senior Advisor at Gilead from 2009 through November 2019. During his career, he was involved in the development and commercialization of a number of anti-infective agents, primarily antivirals for treatment of HIV, HBV, influenza, CMV and other viral diseases. Dr. Hitchcock holds a Ph.D. in microbiology from the University of Melbourne, Australia and B.Sc. and M.Sc. degrees in biochemistry from the University of Manchester Institute of Science and Technology, England. He also conducted post-doctoral research at Georgetown University and NIH prior to joining industry.

OUR PROGRAMS

Pipeline

Discovery	IND Enabling	Phase 1	Phase 2	Phase 3	Global Prevalence

Type 2 Diabetes (icovamenib)

COVALENT-111

>540M
People with T2D

Type 1 Diabetes (icovamenib)

COVALENT-112

>8.75M
People with T1D

Diabetes & Obesity (BMF-650)

GLP-1R Agonist

Oral Small Molecule
GLP-1R Agonist

>1B People Living with Obesity
>540M People with T2D*

All our assets are in house designed, developed, and wholly owned by Biomea Fusion Inc.

* *A Large overlap exists between these two groups*

Source: Type 1 Diabetes and Type 2 Diabetes - The International Diabetes Federation Obesity - WHO, March 2024

Our current pipeline and potentially addressable patient population

Icovamenib

Our lead product candidate, icovamenib, is designed to be an orally bioavailable, potent, and selective covalent inhibitor of menin, a ubiquitously expressed scaffold protein that functions in histone modification and epigenetic gene regulation to impact multiple cellular processes including cell cycle control, apoptosis, and DNA damage repair. Menin plays a key role in beta cell proliferation and function, as previously demonstrated through increased beta cell mass generation in Men1 knockout mice (Ja et al., 2021). We are developing icovamenib for the treatment of menin regulated or dependent diseases such as type 1 and type 2 diabetes.

Dual Potential Mechanism of Action

Icovamenib has demonstrated a generally well-tolerated safety profile in preclinical and early-stage clinical studies. Mechanistic studies support two potential modes of action: (i) increasing beta cell mass and function, thereby enhancing insulin synthesis and secretion, and (ii) upregulating glucagon-like peptide-1 (GLP-1) receptor expression, which may contribute to improved glycemic control and metabolic benefits.

(i)
Beta Cell Quantity and Function

Icovamenib is designed to increase beta cell mass and function, addressing a fundamental deficiency in patients with diabetes. Through its proposed mechanism of action, icovamenib has been observed in non-clinical and early-stage clinical studies to promote glucose-regulated beta cell proliferation and enhance insulin synthesis and secretion. By inducing controlled beta cell regeneration, this approach aims to restore endogenous insulin production and provide a durable glycemic benefit.

(ii)
GLP-1 Receptor Expression

In addition to its effects on beta cell mass and function, icovamenib has been shown to upregulate GLP-1 receptor expression in preclinical studies, which may enhance incretin signaling and improve glucose metabolism. Non-clinical data suggest that this upregulation could contribute to metabolic benefits, including improved glycemic control and potential weight loss.

Due to the long half-life of beta cells, icovamenib is not intended as a chronic therapy for insulin deficient diabetes, but rather as a 12-week treatment designed to produce lasting effects beyond the period of active administration.

Icovamenib: Potential First-in-Class Product Candidate for the Treatment of Diabetes

Mechanism of Action: Selective & Partial Menin Inhibition

Oral Small Molecule
Well-Tolerated
Safety Profile after First Read Out
Disease Modfiying Potential Addressing the Root Cause of Diabetes
Addressable Population May Include All People with Diabetes
Continued Glycemic Control even after Cessation of Dosing
Complimentary Agent to Available Diabetes Therapist
Non-Chronic Dosing

Dual Effect

Beta Cell Quantity & Function

- ↑ Increased beta cell mass and function
- ↑ Increased Insulin Synthesis and Secretion

GLP-1 Expression

- ↑ Increased GLP-1 Receptor Expression & Incretin Effect
- ↑ Enhanced Weight Loss with Preservation of Muscle Mass

We are currently investigating icovamenib in diabetes in our ongoing Phase II clinical trial COVALENT-111, for patients with type 2 diabetes, and our ongoing Phase II clinical trial COVALENT-112, for patients with type 1 diabetes. Loss of functional beta cell mass is a core component of the natural history in both types of diabetes – type 1 diabetes, which is mediated by autoimmune dysfunction leading to destruction of the beta cells, and type 2 diabetes, which is mediated by metabolic dysfunction. Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps regulate the body’s capacity to absorb, metabolize, and convert glucose for energy. In patients with diabetes, the beta cell mass and function are diminished over time, leading to insufficient insulin secretion and hyperglycemia. Menin is thought to act as a brake on beta cell turnover / beta cell growth, supporting the notion that controlled inhibition of menin could lead to replenishment of normal healthy beta cells. Based on these and other scientific findings, we are exploring the potential for menin inhibition as a possible therapeutic approach to improve beta cell health and mass, and thus potentially treat an underlying driver of diabetes.

We are also exploring the potential benefits icovamenib can provide to patients with diabetes or obesity who are either newly dosed with a glucagon-like peptide-1 receptor (GLP-1R)-based therapy or failing on a GLP-1R-based therapy. In non-clinical studies, icovamenib when dosed in combination with semaglutide showed an additional 11.5% body weight reduction and 43% increase in lean muscle mass compared to semaglutide alone in the Zucker Diabetic Fatty (ZDF) rat model. The combination with semaglutide approximately doubled C-peptide production per unit of glucose compared to semaglutide alone, leading to a 60% improved reduction of fasting blood glucose. In ex vivo human islet experiments icovamenib enhanced the activity of GLP-1R-based therapies, leading to a substantial increase in insulin secretion. In addition, topline data from the COVALENT-111 study showed that 12 weeks of daily icovamenib in patients uncontrolled on a GLP-1R-based therapy (n=10) led to a mean HbA1c reduction of 0.84% at week 26.

BMF-650

GLP-1 is a naturally occurring incretin hormone that plays a vital role in glucose homeostasis and appetite regulation. GLP-1 receptor agonists (GLP-1 RAs) are a class of medications that bind to and activate GLP-1 receptors, mimicking the effects of native GLP-1. These agents have demonstrated robust clinical efficacy in improving glycemic control, promoting weight loss, and enhancing insulin sensitivity in individuals with type 2 diabetes and obesity.

BMF-650, is an investigational next-generation, oral small-molecule GLP-1 RA, developed by our team. BMF-650 demonstrated positive early preclinical activity, including improved glucose-stimulated insulin secretion, reduction in blood glucose concentration, and appetite suppression in cynomolgus monkeys. Preclinical studies to evaluate the properties of BMF-650 in comparison to a leading oral GLP-1 RA showed that BMF-650 exhibited higher bioavailability and a less variable pharmacokinetic profile, which may translate to improved tolerability and support successful dose escalation in patients. In cynomolgus monkey studies, BMF-650 showed significant improvements in glucose-stimulated insulin secretion, in line with findings from human donor islet experiments. BMF-650 also demonstrated superior glucose control. Appetite suppression studies demonstrated that daily oral BMF-650 dosing significantly reduced food intake during peak drug concentration, with sustained effects throughout the day for a six-day study period. These findings highlight BMF-650’s potential as an oral treatment for diabetes and obesity. Our strategy with BMF-650 is centered on flat pharmacokinetics and an increase in area under the curve (AUC) to drive development of a potential best-in-class, oral, small molecule GLP-1.

BMF-650 is advancing through IND enabling studies. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Submission of the IND application for BMF-650 is planned for the second half of 2025.

RECENT DEVELOPMENT UPDATES

COVALENT-111 (Type 2 Diabetes)

COVALENT-111 is a multi-site, randomized, double-blind, placebo-controlled Phase I/II study evaluating icovamenib in healthy adults and adults with type 2 diabetes. In December 2024, we reported that the study successfully met its primary endpoint, demonstrating statistically significant reductions in HbA1c at Week 26 compared to placebo after only 12 weeks of dosing. Best response was achieved in beta cell deficient patients on one or more antidiabetic agents at baseline, showing a placebo-adjusted mean reduction of 1.47% in HbA1c at Week 26 with statistical significance, after only 12 weeks of dosing icovamenib with 100 mg once daily. Overall, icovamenib was generally well-tolerated, with no adverse-event related discontinuations, no hypoglycemic events and no study drug-related serious adverse events. The Expansion Phase (Phase IIb) of the study is ongoing, with final 52-week results anticipated in the second half of 2025.

COVALENT-112 (Type 1 Diabetes)

COVALENT-112 is a multi-site, randomized, double-blind, placebo-controlled Phase I/II study evaluating icovamenib in healthy adults and adults with type 1 diabetes. The study’s primary endpoint assesses the mean change from baseline in stimulated C-peptide AUC at Week 12. The former clinical hold imposed in June 2024 and lifted in September 2024, had a more profound impact on the COVALENT-112 study in type 1 diabetes, where over 90% of the targeted patient population was not able to complete dosing due to the clinical hold. We are therefore planning to continue enrollment in the COVALENT-112 study so that we can provide a more complete update in this patient population.

FDA Clinical Hold Resolution

In June 2024, the FDA imposed a clinical hold on the Phase I/II trials of icovamenib in type 1 and type 2 diabetes due to observations from the escalation phase, when higher dosages of icovamenib were tested. In September 2024, following submission to the FDA of an in-depth review of additional safety data showing that the concerning elevated lab values occurred at 200 mg and 400 mg starting doses, not at 100 mg or lower, and none of the elevated lab values translated to serious liver injury or impairment, and 30 days later, the FDA issued a full lift of the clinical hold. The expansion phase continued as planned at the 100 mg starting dose.

Expansion into Obesity Treatment

In October 2024, we advanced BMF-650, an investigational next-generation, oral small-molecule GLP-1 RA, for the treatment of diabetes and obesity. IND-enabling studies are ongoing, and submission of the IND application for BMF-650 is planned for the second half of 2025.

Oncology Programs Discontinuation

In January 2025, we announced our strategic decision to transition into a diabetes and obesity medicines company. Based on the most recent clinical trial results, the strategic focus for icovamenib will be in metabolic disorders. We plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets (i.e. BMF-500), while concentrating internal resources on metabolic disorders. As part of this transition, we have discontinued our oncology programs, including COVALENT-101 (hematologic malignancies) and COVALENT-102 (solid tumors), and are concluding our study COVALENT-103 (BMF-500 for acute leukemia).

Our Strategy – We Aim to Cure

We are committed to pioneering innovative therapies that address the underlying causes of metabolic diseases, with a primary focus on diabetes and obesity. Our strategy is driven by a patient-centric approach, leveraging our expertise in covalent drug development and our proprietary FUSION™ System to create novel, potential first-in-class therapies that provide durable clinical benefits in these disease settings.

Our strategy is to identify key cellular regulators of metabolic homeostasis and molecular drivers of diabetes and other metabolic diseases, then to design, optimize, and develop covalent inhibitors that have the potential to produce clinically differentiated therapeutic profiles with an aim to cure. We focus on restoring beta cell function and improving glucose metabolism through precise targeting of the key pathways involved in diabetes progression. We seek to recognize the clinical value of precision targeting of malfunctioning proteins through optimized covalent inhibition.

Guided by the FUSIONTM system, we design covalent small molecule drug candidates to work in a two-step process. First, an inhibitor reversibly associates with the target protein, bringing its chemical warhead in proximity to a reactive amino acid residue of the target protein. In the second step, a permanent covalent bond is formed between the inhibitor and the target protein. Conventional reversible inhibitors differ from covalent inhibitors in that they do not involve the second step. The covalent “lock-and-key”, when optimized, can result in small molecule candidates with high selectivity for their targets, limited off-target activity, potentially generating a large therapeutic window. The only way then for the disease-driving functional protein to return is through de novo synthesis. This allows the drug candidate to potentially be dosed in short bursts without requiring constant systemic drug exposure as may be required by more conventional reversible drug candidates. In addition, conventional reversible small molecule drug candidates may bind to multiple targets, which can lead to poor selectivity and cause unintended side effects. We believe the covalent approach affords an added degree of selectivity, since “innocent” targets are not exposed to the drug for any longer than necessary.

Key Strategic Priorities

•
Advance Icovamenib as a Disease-Modifying Therapy for Diabetes and Obesity:

Icovamenib, a potentially first-in-class covalent menin inhibitor, has demonstrated the potential to restore beta cell function, and mass to improve glycemic control. We are prioritizing the development of icovamenib initially for two key patient populations:

•
Severe Insulin Deficient Diabetes Patients (SIDD): Representing approximately 14 million of type 2 diabetes in the United States and European Union (EU), and more than 50 million patients in Asian countries. This population of patients exhibit the highest unmet medical need, experiencing high treatment failure rates, rapid progression to insulin-dependency, and poor cardiovascular outcomes.

•
Combination with GLP-1R Based Therapies: Icovamenib has been shown to enhance the activity of GLP-1 Rs in preclinical studies, leading to superior glucose control, weight loss, and muscle preservation. We plan to initiate a late-stage clinical trial evaluating icovamenib as an adjunct to GLP-1R-based therapies in subjects who remain uncontrolled or who are newly treated with a GLP-1R-based therapy.
•
Expand the Metabolic Pipeline with BMF-650: BMF-650, our next-generation oral GLP-1 RA, is advancing through IND-enabling studies. With its unique pharmacokinetic profile and enhanced bioavailability, BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Submission of the IND application for BMF-650 is planned for the second half of 2025.

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

•
Maintain our Entrepreneurial Outlook, Scientifically Rigorous Approach, and Culture of Tireless Commitment to Patients. We will continue to apply transformative science in the development of novel targeted therapies for patients suffering from metabolic diseases with limited therapeutic options. We intend to continue building our team of qualified individuals who share our commitment to collaboration and scientific rigor in the development of novel covalent product candidates that may have the potential to treat patients with metabolic diseases.

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

Key Advantages of Covalent Drugs

Since the discovery of aspirin in 1899, covalent drugs have shown the potential to offer a number of possible safety, tolerability, and efficacy advantages over conventional reversible drugs through multiple mechanisms.

BKT Active-Site Occupancy
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
70
60
50
40
30
20
10
0
Plasma Concentration (ng/mL)
0
4
8
12
16
20
24
28
Time Post-dose (hours)
% Active-Site Occupancy (left axis) indicates irreversable Btk Inhibition at cancer sites
Plasma concentration (right axis) reflects wash-out of drug from body

Persistent site occupancy of a marketed, covalent inhibitor in the absence of sustained drug exposure

Beyond aspirin and the Bruton’s tyrosine kinase covalent inhibitor ibrutinib (marketed as IMBRUVICA® for various B-cell malignancies and chronic graft versus host disease), a number of other covalent inhibitors have been approved by the FDA, including sofosbuvir (marketed as SOVALDI® for hepatitis C virus), tenofovir (marketed as VIREAD® for hepatitis B virus), osimertinib (marketed as TAGRISSO® for NSCLC), and bortezomib (marketed as VELCADE® for multiple myeloma and mantle cell lymphoma).

Challenges in Developing Covalent Drugs

Despite the potential advantages of covalent drugs, the majority of approved drugs are reversible binders. The inherent challenges in creating covalent drugs present significant barriers to entry to discover and develop these molecules. The key challenges in developing covalent drugs include:

•
Complexity. The discovery and development of covalent drugs requires significant structural knowledge and medicinal chemistry capabilities, including the ability to construct complex novel chemical scaffolds. In addition, not all disease-causing proteins have the properties necessary for the application of covalent binding. While advancements in structural knowledge of the proteome provides greater opportunity to identify potential targets for covalent binding, we believe the lack of specialized medicinal chemistry expertise needed to leverage this knowledge has impeded the development of covalent drugs. And lastly, not all covalent inhibitors are created equal.
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

FUSION™ System Discovery Platform

We believe that covalent small molecules have the potential to address the key limitations of existing reversible therapeutics and treat diseases where targeted therapies are not yet approved. Leveraging our extensive experience developing covalent drugs and covalent binding chemistry expertise, we built our proprietary FUSION™ System to enable the design and development of novel covalent small molecule product candidates against high-value drivers of disease. The system also has the capability to create a novel non-covalent inhibitor, which we may advance depending on the target. We have described some of the differences between the FUSION™ System and traditional small molecule drug discovery approaches below:

The FUSION™ System leverages artificial intelligence (AI) and virtual reality (VR) matching and custom synthesis to develop novel drugs

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

We aim to leverage our capabilities and platform to establish ourselves as a leader in developing covalent small molecules in order to maximize the depth and durability of clinical benefit for patients with various metabolic diseases.

Our Initial Focus: Menin

Menin and Beta Cell Biology in Diabetes

Diabetes is a chronic metabolic disease that affects the body’s ability to regulate blood sugar levels, leading to elevated glucose in the bloodstream. Over time, uncontrolled blood sugar can result in serious complications, including cardiovascular disease, kidney failure, nerve damage, and vision impairment. People with diabetes often have a reduced life expectancy compared to those without this disease. Diabetes is also a significant economic burden on the U.S. health care system, ranking as the 7th leading cause of death in the U.S. and accounting for approximately one out of every four dollars spent on healthcare in the country. According to a study published in The Lancet, worldwide over 800 million adults are estimated to live with diabetes. The CDC estimates about two in five of the adult population in the U.S. are now expected to develop diabetes during their lifetime. More than 38.4 million people of all ages (about 11% of the U.S. population) have diabetes today, while an additional 97.6 million adults (more than one in three) have pre-diabetes, blood sugars that are higher than normal but not high enough to be classified as diabetes.

Despite the availability of numerous treatment options, there remains a critical need for improved therapies that can modify disease progression rather than simply managing symptoms. The American Diabetes Association (ADA) categorizes diabetes based on etiology and onset. Type 1 diabetes is caused by an autoimmune attack on pancreatic beta cells leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood. Type 2 diabetes is characterized by progressive beta cell dysfunction and insulin resistance. The primary treatment objective is to achieve glycemic control, typically measured by reductions in HbA1c (glycated hemoglobin), a marker indicating average blood glucose over the past two to three months, to 6.5% or lower. Effective glycemic control is critical in preventing or delaying complications such as kidney disease, heart disease and nerve damage.

The loss of functional beta cell mass is a fundamental driver of disease progression in both type 1 diabetes and type 2 diabetes. Beta cells, located in the pancreas, are responsible for producing and secreting insulin, a hormone essential for glucose metabolism and regulation. In diabetes, beta cell dysfunction and depletion lead to impaired insulin secretion, resulting in hyperglycemia. Researchers suggest that menin, a regulatory protein, plays a key role in beta cell proliferation. Inhibiting menin may remove this restriction, allowing for the regeneration and restoration of functional beta cells.

Diabetes progression of type 1 and type 2 driven by beta cell loss

Icovamenib – Clinical Development in Diabetes

We are prioritizing the development of icovamenib as a potential therapeutic candidate for metabolic diseases, including type 2 diabetes. Our development strategy is informed by positive topline data from the Phase II COVALENT-111 study and preclinical in-vivo data indicating a potential synergistic effect with GLP-1 RA-based therapies.

We are focusing our clinical development efforts initially on patients with severe insulin deficiency and patients currently receiving GLP-1 RA-based therapies to address the significant unmet medical need in these populations. Given its dual potential mechanism of action, which may include increasing beta cell mass and enhancing insulin synthesis, icovamenib is being evaluated as a potential disease-modifying treatment rather than a chronic therapeutic intervention. The Company remains committed to advancing its clinical program to assess icovamenib’s ability to provide sustained glycemic control and improve metabolic outcomes. We believe this innovative strategy has the potential to transform diabetes treatment by addressing the root causes of the disease rather than solely managing symptoms.

COVALENT-111 Type 2 Diabetes Phase II Study

COVALENT-111 is a multi-site, randomized, double-blind, placebo-controlled Phase I/II study. In the completed Phase I portion of the trial, healthy volunteers were enrolled in single ascending dose cohorts to evaluate safety at the prospective dosing levels for patients with type 2 diabetes. Phase II consists of multiple ascending dose cohorts and includes adult patients with type 2 diabetes uncontrolled by standard of care medicines. The dose escalation phase evaluated icovamenib at multiple dose levels with and without food. Patients were only dosed for four weeks and then followed up for 22 weeks while off treatment.

Following the Escalation Phase of COVALENT-111, the study advanced into an Expansion Phase (n>200) consisting of multiple cohorts dosing type 2 diabetes patients for longer dose durations. The first three arms (Arm A, B, and C) of the Expansion Phase are evaluating icovamenib dosed over eight and 12 weeks at 100 mg and 200 mg with up to 40 weeks of follow-up, off treatment.

The modified intent-to-treat population was defined as all randomized participants who took at least one dose of study drug (N=225) or placebo. The study was interrupted by the FDA imposed clinical hold, and therefore some patients could not complete their dosing period. The topline efficacy analysis provided in December 2024 focused on those patients who had completed at least 80% of their assigned dosing schedule prior to the clinical hold, the Per Protocol Patient population, and included a post-hoc analysis of the subgroup who were treated with one or more anti-hyperglycemic therapies at baseline (n=168). From those patients N=113 were on study drug and N=55 were on placebo. In total 10% of all patients enrolled were on no background therapy, 69% were on metformin alone, 16% were on two therapies and 5% were on three therapies.

In per protocol patients who were “uncontrolled” with at least one medication at baseline (N=115), icovamenib showed a statically significant, placebo-adjusted 0.36% reduction in HbA1c, independent of dose strength. The dose duration comparison analyzed all 113 patients, and those treated for eight weeks (N=45 Arm A) versus those treated for 12 weeks (N=69 Arm B and C) showed a difference in HbA1c reduction of 0.27% versus 0.42% respectively. The longer duration of treatment resulted in greater HbA1c lowering, with a placebo-corrected statistically significant higher reduction.

Each patient was classified into one of four identified phenotypes of type 2 diabetes based on their baseline characteristics prior to the readout. The various type 2 subtypes of diabetes are: Severe Insulin Deficient Diabetes (SIDD), Mild Obesity Diabetes (MOD), Mild Age Related Diabetes (MARD) and Severe Insulin Resistant Diabetes (SIRD). The statistical analysis plan prespecified each phenotype as well as the primary endpoint for analysis across each arm, prior to the recent readout of the Week 26 data. The identification of these subtypes was based on the specific algorithms specified by Ahlqvist E, et al. Lancet Diabetes Endocrinol. 2018;6:361-369. MOD and SIRD patients are generally considered insulin resistant and are identifiable by a higher BMI and higher homeostatic model assessment (HOMA) beta cell function (HOMA-β), indicating better beta cell functionality, versus MARD and SIDD patients who are generally considered insulin deficient with a lower BMI and a lower HOMA-β, indicating lower beta cell function. SIDD patients are known to present with the lowest c-peptide release and HOMA-β at baseline.

When comparing the per protocol patients who were considered “uncontrolled” (HbA1c >7.0%) in the various prespecified subtypes, COVALENT-111 study results after Week 26 showed that insulin deficient patients performed approximately six-fold better than those patients enrolled with insulin resistance. MOD and SIRD patients combined (N=69) showed a reduction in HbA1c of 0.13% versus the MARD and SIDD patients combined (N=44) who showed a combined reduction of 0.73% (statistically significant p=0.009), 14 weeks after completing treatment.

Placebo-Adjusted Mean Change in HbA1c at Week 26 of Patients Uncontrolled with at least 1 Prior Therapy
Dose Duration Comparison
% change from baseline, HbA1c
0.0
-0.1
-0.2
-0.3
-0.4
-0.5
-0.6
-0.7
-0.8
-0.9
All patients
N=113
-0.36% *
(p=0.022)
8 Weeks
N=44
-0.27%
(p=0.160)
12 Weeks
N=69
-0.42% *
(p=0.015)
12 Week Dosing Outperforms 8 Weeks
Subtype Comparison
% change from baseline, HbA1c
All patients
N=113
-0.36% *
(p=0.022)
MOD + SIRD
N=69
-0.13%
(p=0.492)
MARD + SIDD
N=44
-0.73% *
(p=0.009)
Insulin Deficient Outperforms
Insulin Resistant Patients

*statistical significance

Hypothetical estimate with LOCF imputation at Week 26

Comparing the various dosing arms (Arm A: dosing for eight weeks 100 mg once a day (QD)), Arm B: dosing for 12 weeks with 100 mg QD, Arm C: dosing for eight weeks with 100 mg QD and four weeks with 100 mg twice a day) the best performing Arm in the study was Arm B.

Reviewing the prespecified subtypes with insulin deficiency (MARD and SIDD patients) in these two study arms (Arm B and C, dosing at 12 weeks), they had a statistically significant 0.84% mean reduction in HbA1c. These results are further improved when reviewing the most insulin deficient patients, SIDD patients, who had a statistically significant mean reduction in HbA1c at Week 26 of 1.17% in both study arms (Arm B and C). Among only the Arm B patients, with just 12 weeks of dosing 100 mg QD, the most insulin deficient patients (SIDD patients) showed even further improved responses up to a statistically significant mean reduction in HbA1c at Week 26 of 1.47%. These data suggest that 12 weeks of dosing, particularly in insulin deficient patients, has the potential to result in a robust improvement in glycemic control at Week 26.

HbA1c Reduction Continued Over Time – Outside the Treatment Period

During the icovamenib 12-week treatment period, for both the combined 12-week arms (Arm B and C) and for Arm B alone, there were statistically significant reductions in HbA1c for all participants in those arms and greater improvements in HbA1c in the insulin deficient patients. HbA1c levels reduced steadily, with a continued downward trajectory observed beyond Week 12. Notably, after the completion of treatment, during the off-treatment period, weeks 12 to 26, patients continued to experience reductions in HbA1c, suggesting a prolonged therapeutic effect.

This response profile supports icovamenib’s potential as a disease-modifying therapy for patients with insulin deficiency, with durable glycemic improvements even after treatment discontinuation.

The placebo-adjusted mean change in HbA1c was -0.75% at Week 12 (end of treatment period). Notably, the HbA1c reduction continued to improve post-treatment, reaching -1.47% at Week 26, which represents 14 weeks after treatment cessation.

These findings suggest that icovamenib may provide a durable glycemic benefit beyond the treatment period, supporting its potential role as a disease-modifying therapy in patients with severe insulin deficiency who have limited treatment options. Further clinical evaluation is ongoing to assess the long-term impact of icovamenib on glycemic control.

Icovamenib was generally well-tolerated. There were no study drug-related serious adverse events reported, no treatment discontinuations nor study discontinuation due to adverse events and there were no deaths in icovamenib- or placebo-treated patients.

In the COVALENT-111 study, in a post hoc analysis patients who were receiving GLP-1R based therapy at baseline exhibited a clinically meaningful 0.84% reduction in HbA1c following icovamenib administration across all dose levels. Notably, patients in Arm C achieved an even greater HbA1c reduction of 1.0%. These patients were considered “uncontrolled” at the time of enrollment (HbA1c > 7.0%) despite being on a GLP-1R based therapy. Additionally, they experienced up to 14% further reduction in body weight at Week 26.

Placebo-Adjusted Mean Change in HbA1c at Week 26
Uncontrolled with GLP-1 Agonist-Based Therapy
% change from baseline, HbA1c
0.0
-0.1
-0.2
-0.3
-0.4
-0.5
-0.6
-0.7
-0.8
-0.9
-1.0
-1.1
All patients Combined active
All patients Arm A
All patients Arm B
All patients Arm C
-0.8%
P = 0.21
N = 10
-0.8%
P = 0.39
N = 3
-0.7%
P = 0.47
N = 3
-1.0%
P = 0.25
N = 4

We plan to initiate a late-stage development study evaluating icovamenib in SIDD subjects and a Phase II study evaluating icovamenib as an adjunct to GLP-1-based therapies in subjects who are either initiating a GLP-1 RA-based therapy or are uncontrolled on a GLP-1 RA-based therapy.

Further Preclinical Results of Icovamenib in Combination with Semaglutide

We conducted a preclinical study of two animal groups, one group of 10 ZDF rats dosed with icovamenib (day 1 through day 28) in combination with semaglutide (day 14 through day 28) and a second group of 10 ZDF rats dosed with semaglutide alone (day 14 through day 28). The ZDF rat is a type 2 diabetes animal model characterized by insulin resistance. This study evaluated the activity of icovamenib in combination with a GLP-1 RA (i.e., semaglutide) to assess key metabolic parameters in animal models including: improvements in C-peptide index, a marker of insulin secretion and glucose regulation, blood glucose, HbA1c, HOMA for insulin resistance (HOMA-IR) and HOMA-β, changes in body weight and composition, including fat and lean mass, and appetite suppression. Biomarkers were analyzed at multiple time points throughout a 28-day period.

An approximately 60% reduction in fasting blood glucose level and an approximately 50% reduction in AUC during the Oral Glucose Tolerance Test (OGTT) were observed with the icovamenib combination therapy versus semaglutide alone, indicating improved glucose metabolism (p<0.0001). The HbA1c reduction on Day 28 was greater with the combination therapy (>1%) compared to semaglutide alone (p<0.05). Insulin resistance as measured by HOMA-IR was reduced by approximately 75% with combination therapy compared to semaglutide alone (p<0.001). Combination treatment also improved beta cell function as measured by HOMA-β. Importantly, the combination therapy reduced body weight by 11.5% and fat mass by 29.5% compared to semaglutide alone. A 43% increase in lean mass compared to semaglutide alone was observed with the combination therapy.

We believe these preclinical findings support the potential of icovamenib as a complementary therapy to GLP-1 RA based therapies in diabetes treatment. The combination demonstrated enhanced glycemic control, improved insulin sensitivity, and superior weight loss benefits while preserving muscle mass, suggesting a differentiated metabolic effect.

We continue to advance the clinical development of icovamenib and plan to further assess its activity in combination with GLP-1 RA-based therapies in future clinical studies.

COVALENT-112 Type 1 Diabetes Phase II Study

COVALENT-112 is a multi-site, randomized, double-blind, placebo-controlled Phase I/II study evaluating icovamenib in healthy adults and adults with type 1 diabetes. The study’s primary endpoint assesses the mean change from baseline in stimulated C-peptide AUC at Week 12. The former clinical hold imposed in June 2024 and lifted in September 2024, had a more profound impact on the ongoing Phase II COVALENT -112 study in type 1 diabetes, where over 90% of the targeted patient population were not able to complete dosing due to the clinical hold. We are therefore planning to continue enrollment in the COVALENT-112 study so we can provide a more complete update in this patient population in 2025.

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

These companies may be or may become interested in discovery and development of irreversible covalent binders that may compete with us against menin or related targets at scale and in an integrated way. Even if they do not advance programs with the same mechanism of action as ours, these companies could develop products or product candidates that are competitive with ours or that have a superior product profile and may do so at a rapid pace. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target irreversible covalent binding against protein targets of interest to us.

To our knowledge, there are no clinical-stage programs that aim to specifically regenerate insulin-producing beta cells in the islets by targeting menin for diabetes. There are over 60 approved agents and therapies being utilized to address diabetes. Such approved agents and therapies are intended to provide specific benefits to patients; however, we are not aware of any successfully addressing the root cause of diabetes, a depleted pool of functional beta cells. Several programs are targeting beta cell proliferation, including DYRK1A inhibitors. However, in addition to specific safety challenges, studies have shown that this approach may not only proliferate beta cells but also other pancreatic cells, which would not necessarily improve the ratio of alpha to beta cells in the pancreas.

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

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of a new drug application (NDA), plus the time between the submission date of a NDA and the ultimate approval date. The extension period cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. A patent that covers multiple products for which extension is sought can only be extended in connection with one of the approvals. The USPTO reviews the application for any patent term extension or restoration in consultation with the FDA. In the future, if any of our product candidates receive approval by the FDA, we expect to apply for a patent term extension on an issued patents covering the product, depending upon the length of the clinical studies for the product and other factors. Outside the U.S., similar applications for patent term extensions or supplementary protection certificates are available in a limited number of countries. We expect to apply for such coverage where available. There can be no assurance that the USPTO or any other patent office outside the U.S. will approve any of our applications for patent term extensions or supplementary protection certificates. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products, if approved, for an adequate amount of time.

As of December 31, 2024, we owned four issued U.S. patents, more than sixty U.S. and outside U.S. pending patent applications, directed to compositions of matter, methods of treatment, and methods of making with respect to our product candidates, including icovamenib and BMF-500.

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO or other foreign jurisdiction are often significantly narrowed by the time they issue, if they issue at all. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional and/or PCT patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional or PCT patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and PCT patent applications relating to our provisional patent applications, and we intend to timely file national stage patent applications relating to our PCT patent applications, we cannot predict whether any of our current or future patent applications related to icovamenib, or any of our other product candidates, will issue as patents. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we obtain our product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Additionally, even if any of our patent applications issue as patents, the patents covering our proprietary technologies and our product candidates would be expected to expire between 2039 to 2042.

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

License and Partnership Agreements

As of December 31, 2024, we did not have any license or partnership agreements related to any of our programs. As these programs and our business evolve, we may consider entering into a potential license or partnership and may explore partnerships to further advance our oncology assets while concentrating our internal resources on metabolic disorders. A potential partnership could provide non-dilutive funding and access to additional capabilities and expertise that a partner could provide to enhance the overall probability of program success.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, and export and import of drug products. A new drug must be approved by the FDA through the (NDA) process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or participants are being exposed to an unacceptable health risk.

Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to participants. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase I: The product candidate is initially introduced into healthy human subjects or participants with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase II: The product candidate is administered to a limited participant population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials.
•
Phase III: The product candidate is administered to an expanded participant population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase IV studies may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of participants in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

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

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and non-clinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase II trial to discuss Phase II clinical results and present plans for the pivotal Phase III clinical trials that they believe will support approval of the new drug.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a risk evaluation and mitigation strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use (ETASU), such as restricted distribution methods, patient registries, and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase I and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Other United States Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare and Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission (FTC), the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;
•
the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act of 2010, as amended (ACA) and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (a requirement later replaced under the Inflation Reduction Act of 2022 (IRA) by the Medicare Part D manufacturer discount program); and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Both the Trump administration and Congress have indicated that they will continue to seek new legislative and executive measures to control drug costs. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of two percent per fiscal year that remain in effect through 2031.
•
The U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•
The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting in 2025 absent further legislation.
•
The IRA also includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital Resources

As of December 31, 2024, we had 106 full-time employees, 79 of whom were engaged in research and development activities. We believe we have good relationships with our employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Available Information

Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy and information statements and amendments to reports filed pursuant to Sections 13(a), and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the “Investors & Media” section of our website when such reports are available on the SEC’s website. The contents of websites referred to above are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Limited Operating History, Business, Financial Condition, Results of Operations, and Need for Additional Capital

We have a limited operating history, limited experience in conducting clinical trials, have not completed any clinical trials, have no products approved for commercial sale, and have not generated any revenue, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed any clinical trials, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. We currently have two product candidates, icovamenib and BMF-500, under investigation in clinical trials, with the first patient dosed with BMF-500 in October 2023. Our remaining product candidates, including BMF-650, are in the discovery or preclinical development stage.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $138.4 million and $117.3 million, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $387.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of icovamenib for the treatment of patients with type 1 and type 2 diabetes;
•
explore the potential clinical utility of icovamenib in other metabolic disorders, including pre-diabetes and obesity;
•
continue the clinical development of BMF-500, a covalent inhibitor of FMS-like tyrosine kinase 3 (FLT3);
•
continue the preclinical development and initiate clinical development of BMF-650;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. Icovamenib, our lead product candidate, is in the early stages of clinical development. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. If approved, Icovamenib is not intended as a chronic therapy for insulin deficient diabetes, which could further limit our ability to achieve profitability. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our preclinical studies and clinical trials for icovamenib, BMF-500, BMF-650 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the ongoing clinical and preclinical development of icovamenib and BMF-650 and any future product candidates;
•
our ability to complete IND-enabling studies, and successfully submit and receive authorization to proceed under INDs or comparable regulatory applications;
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
•
the willingness of physicians, operators of clinics, and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional therapies;
•
the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative therapies in our target indications, including diabetes and obesity, and competitive product candidates and technologies;
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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without adequate funding.

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

We are currently focused on the discovery and development of novel covalent small molecules to treat patients with diabetes and obesity. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our current product candidates and any future product candidates. Although we had previously pursued the development of icovamenib in cancer and metabolic diseases, in January 2025, we announced that our strategic focus for icovamenib will be in metabolic disorders and that we will conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to advance our oncology assets.

Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, if our determination to focus our internal resources on the development of icovamenib in metabolic disorders and seek partnerships to advance our oncology assets does not lead to clinical or commercial success, or we otherwise make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the diabetes or obesity disease treatment landscape or in the pharmaceutical, biopharmaceutical or biotechnology industry more generally, our business, financial condition and results of operations could be materially adversely affected.

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

As of December 31, 2024, we had $58.6 million in cash, cash equivalents and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2024, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report on Form 10-K. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

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

Risks Related to Product Development

Our discovery and development activities are focused on the development of novel covalent small molecule therapies, initially targeted at menin, to treat patients with diabetes and obesity, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of covalent small molecule therapies for patients with diabetes and obesity, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing covalent therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small-molecule covalent binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel covalent small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent inhibitor product candidates.

Our lead product candidate, icovamenib, is in clinical development, and we dosed the first participant with our second product candidate, BMF-500, in October 2023, following clearance of our IND by the FDA in May 2023. Our current data is primarily limited to clinical data in a relatively small patient population for icovamenib, as well as animal models and preclinical cell lines for icovamenib, BMF-500 and BMF-650. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop small-molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

Further, even if our approach is successful in demonstrating the clinical benefit of using our lead product candidate, icovamenib, which is designed to be a highly active and selective covalent inhibitor of menin, in diabetes and obesity, we may never successfully identify additional covalent binding product candidates to validated metabolic or other targets through our FUSIONTM System. Therefore, we do not know if our approach of treating patients with diabetes and obesity, will be successful, and if our approach is unsuccessful, our business will be materially adversely affected.

Our novel approach to the discovery and development of our current and future product candidates is unproven, and we may not be successful in our efforts to use and expand our FUSIONTM System to build a pipeline of product candidates with commercial value.

A key element of our strategy is to utilize our FUSIONTM System to build a pipeline of novel covalent small molecule product candidates and progress these product candidates through clinical development for the treatment of diabetes and obesity. Although our research and development efforts to date have resulted in our discovery and preclinical development of icovamenib, BMF-500, BMF-650 and other programs, icovamenib, BMF-500, BMF-650 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop icovamenib, BMF-500, BMF-650 or any future product candidates. Our FUSIONTM System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSIONTM System could be delayed, potentially permanently.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-500, in human subjects for relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLLr/NPM1 mutations. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib, BMF-500, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to a continued and prolonged public health emergencies, such as the COVID-19 pandemic;
•
successful completion of preclinical studies;
•
receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase I clinical trial of icovamenib in various types of liquid tumors, our Phase I/Ib clinical trial of icovamenib in various types of solid tumors, our Phase I/II clinical trial of icovamenib in type 2 diabetes, our Phase II clinical trial of icovamenib in type 1 diabetes, and our Phase I clinical trial of BMF-500 in relapsed or refractory acute leukemia with FLT3 wild-type and FLT3 mutations, including those with MLL1r / NPM1 mutations;
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
•
effectively competing with other therapies for diabetes and obesity;
•
obtaining and maintaining third-party coverage and adequate reimbursement; and
•
maintaining a continued acceptable safety profile of our products following approval.

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for our product candidates even if we expend substantial time and resources seeking their development and approval. For example, in June 2024, we announced that the FDA had imposed a clinical hold on the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes. We worked to diligently resolve the hold, and in September 2024, the FDA lifted the clinical hold. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which would materially adversely affect our business. If we do not receive regulatory approvals for our current or future product candidates, we will not be able to continue our operations.

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we have two product candidates, icovamenib and BMF-500, under investigation in clinical trials. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, icovamenib, is in clinical development in type 1 and type 2 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Delays in the completion of any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our preclinical studies or clinical trials, such as the previous clinical hold imposed by the FDA on our INDs for icovamenib in type 1 and type 2 diabetes, which was lifted in September 2024, that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

The results of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful preclinical studies and clinical trials cannot provide assurance of successful commercialization.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether icovamenib, BMF-500, or BMF-650 will perform in clinical trials as icovamenib, BMF-500, or BMF-650 have performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular participant, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

Any future global health emergency such as a pandemic, epidemic, or outbreak of an infectious disease similar to the COVID-19 pandemic could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

The COVID-19 pandemic and government responses created disruptions in global supply chains, resulted in significant travel and work restrictions in many regions and caused a strain on healthcare resources, and have continued to adversely impact many industries.

As a result of any future global health emergency such as a pandemic, epidemic, or outbreak of an infectious disease, we have experienced, and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
the ability to monitor participants adequately during and after treatment;and
•
proximity and availability of clinical trial sites for prospective participants.

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

Type 2 diabetes is a highly heterogeneous disease, there are over sixty approved therapies being utilized in treating diabetes at various stages of the disease progression, with early lines of therapies largely genericized. There is also a significant industry pipeline of potentially emerging new treatments all addressing patients either in front line or as a follow-on treatment either in monotherapy or in combination.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our future success may depend in part on our ability to maintain a competitive position with our FUSION™ system platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. While we believe that icovamenib, BMF-500, BMF-650, our discovery platform, knowledge, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

The incidence and prevalence for target patient populations of icovamenib, BMF-500 and BMF-650 are based on estimates and third-party sources. If the market opportunities for icovamenib, BMF-500 and BMF-650 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy, including acquiring or in-licensing product candidates and determining indications on which to focus in non-clinical or clinical trials.

The incidence and prevalence for target patient populations of icovamenib, BMF-500 and BMF-650 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for icovamenib, BMF-500, BMF-650 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

To our knowledge, there are no clinical-stage programs that aim to specifically regenerate insulin-producing beta cells in the islets by targeting menin for diabetes. There are over 60 approved agents and therapies being utilized to address diabetes. Such approved agents and therapies are intended to provide specific benefits to patients; however, we are not aware of any successfully addressing the root cause of diabetes, a depleted pool of functional beta cells. Several programs are targeting beta cell proliferation, including DYRK1A inhibitors. However, in addition to specific safety challenges, studies have shown that this approach may not only proliferate beta cells but also other pancreatic cells, which would not necessarily improve the ratio of alpha to beta cells in the pancreas.

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with diabetes and obesity. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. If icovamenib, BMF-500, BMF-650 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

For example, in June 2024, we announced that the FDA placed our INDs for icovamenib in our Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes on clinical hold based on the level of possible drug-induced hepatotoxicity observed in the completed dose escalation phase of COVALENT-111. Even though the FDA lifted the clinical hold and has allowed clinical trials of icovamenib in type 1 and type 2 diabetes to resume, we cannot make assurances that participants treated with icovamenib will not develop hepatoxicity or other adverse events in the future. If such additional adverse events were to emerge, further advancement of our clinical trials could be halted or delayed and we may not receive regulatory approval for icovamenib in type 1 or type 2 diabetes. Even if we receive regulatory approval for icovamenib in type 1 or type 2 diabetes, our labeling may be restricted and/or marketing acceptance of our product may be diminished and the commercial potential of our icovamenib diabetes programs may be materially and negatively impacted.

Icovamenib, BMF-500, BMF-650 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of icovamenib leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that participants' responses could be both unexpected and negative. In addition, we or our future collaborators may study icovamenib in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates will be used in participants that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Participants treated with icovamenib, BMF-500, BMF-650 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill participants in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such participants may be using or due to the gravity of such participants’ illnesses. For example, it is expected that some of the participants enrolled in our clinical trials of icovamenib will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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
•
we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to participants;
•
we may be subject to fines, injunctions or the imposition of criminal penalties;
•
we could be sued and held liable for harm caused to participants; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participants data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, and others in the medical community.

Various factors will influence whether our product candidates, if approved, are accepted in the market, including:

•
the clinical indications for which our product candidates are approved;
•
physicians, hospitals, and patients considering our product candidates as a safe and effective treatment;
•
the potential and perceived advantages of our product candidates over alternative treatments;
•
our ability to demonstrate the advantages of our product candidates over other available medicines;
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

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, or others in the medical community, we will not be able to generate significant revenue.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may suspend or prohibit completion of our clinical trials, such as through the clinical hold placed on our INDs for our Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, which was lifted in September 2024, or they may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to public health emergencies like the COVID-19 pandemic, any future pandemics or as required by clinical sites, IRBs, the FDA or other regulatory authorities;

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

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

If a prolonged government shutdown occurs, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, tracking and tracing requirements, GLP requirements, and GCP requirements, for any clinical trials that we conduct post-approval. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of this Annual Report on Form 10-K titled “Business—Government Regulation —Healthcare Reform.”

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

In addition, U.S. states have begun to enact more and more comprehensive privacy, data protection, and information security laws. By way of example, the CCPA, which went into effect on January 1, 2020, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

The United States Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our former Chief Executive Officer, Thomas Butler, and Chief Operating Officer and President, Ramses Erdtmann. We will need to hire additional personnel as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2024, we had 106 full-time employees, including 79 employees engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial clinical, regulatory, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have performed a Section 382 study and concluded that our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, the United States government has imposed a 10% additional tariff on imports from China and may impose more restrictions on goods. As such, a trade war or other trade restrictions could lead to additional tariffs on the chemical intermediates we use that are manufactured in China. In addition, legislative proposals (for example, the BIOSECURE Act and related legislation in Congress) were previously considered but not passed by Congress and, if enacted, would have negatively impacted U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. Third parties upon whom we rely were identified by these legislative proposals as “biotechnology companies of concern,” and the potential downstream adverse impacts of this proposed legislation – had it passed – would have included disruptions in carrying out their contractual duties or meeting expected deadlines and, as a result, delays in the manufacture and development of our product candidates. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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

In addition, from time to time we have relied upon, and may continue to rely upon, third-party contract manufacturers that are based in jurisdictions outside the United States. Legislation was proposed that, if enacted, could have negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If any of our third-party manufacturers are impacted by these legislative proposals, the potential downstream adverse impacts on us are unknown but may include supply chain disruptions or delays.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the EU and certain other countries. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be expected, and our competitive position, business, financial condition, results of operations and prospects could be materially adversely affected.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of such product candidate. Any of the foregoing could adversely affect our competitive position, business, financial condition, results of operations and prospects.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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
•
adverse results or delays in preclinical studies and clinical trials such as the recent clinical hold on our INDs for the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, from June 2024 to September 2024;
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
•
our inability to obtain adequate supply for any of our product candidates or the components thereof, or inability to do so at acceptable prices;
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
•
our ability to develop our product candidates for the treatment of type 1 and type 2 diabetes or other metabolic diseases;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been volatile. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the price at which you purchased shares of our common stock, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into an “at-the-market” offering program (ATM) which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended (Securities Act). Although we have not yet sold or issued any shares of common stock pursuant to the ATM, in April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. Any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Incentive Award Plan (the 2021 Plan). The number of shares available for future grant under the 2021 Plan will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (A) five percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (as defined in the 2021 Plan). We have also reserved shares of common stock for issuance pursuant to our 2021 Employee Stock Purchase Plan (ESPP) which number of shares will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (i) one percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board (as defined in the ESPP); provided, however, no more than 4,500,000 shares may be issued under the ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2021 Plan and the ESPP promptly following the effectiveness of any such increase. If our Board elects to increase the number of shares available for future grant under the 2021 Plan or the ESPP, our stockholders may experience additional dilution, and our stock price may fall.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

In March 2025, we notified the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) that we are not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to having only two members on the audit committee of our board of directors, due to a vacancy resulting from the resignation of Michael J.M. Hitchcock, Ph.D., from the audit committee effective as of March 25, 2025. We have the opportunity to regain compliance within the cure period provided in Nasdaq Listing Rule 5605(c)(4), as follows: until the earlier of (i) our next annual meeting of stockholders or (ii) one year from Dr. Hitchcock’s resignation, or March 25, 2026. However, if our annual stockholder meeting occurs within 180 days of Dr. Hitchcock’s resignation from the audit committee, we will instead have 180 days from Dr. Hitchcock’s resignation, or September 21, 2025, to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A). We are evaluating the membership of the audit committee and intend to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) by appointing a new or existing Board member who meets the independence requirements under Nasdaq rules and the Exchange Act prior to the expiration of the applicable cure period described above. However, there can be no assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements with respect to audit committee composition or otherwise. If we fail to comply with Nasdaq’s continued listing requirements, our common stock could cease to be listed for trading on Nasdaq and instead be available for trading only over-the-counter, which could further depress our stock price.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially own approximately 29% of our outstanding voting stock as of December 31, 2024. In particular, as of December 31, 2024, Thomas Butler, our former Chief Executive Officer, and Ramses Erdtmann were both executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board that our stockholders might consider favorable. These provisions, among other things:

•
establish a classified board of directors so that not all members of our Board are elected at one time;

•
permit only the Board to establish the number of directors and fill vacancies on the Board;
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
•
prohibit cumulative voting;
•
authorize our Board to amend the bylaws;
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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action against any defendant arising under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any part of this report. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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
•
tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade protection measures, import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries; and
•
the changing and volatile global economic and political environment.

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

We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted significant corporate governance and executive compensation related rules and regulations, such as “say on pay” and proxy access. While emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering (IPO), we cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to Section 404 of Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal controls over financial reporting. When we lose our status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act), and become a large accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal controls over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

We identified a significant deficiency in our internal controls over financial reporting pertaining to fiscal year ended December 31, 2024 and we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

If we or third parties related to us (such as our partners, CROs, and CMOs) have experienced or in the future experience any material cybersecurity incidents that result in any deletion or destruction of, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, sensitive, confidential, or proprietary information, including trade secrets, other intellectual property, and personal information (Sensitive Information), or a compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications, or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity, and financial loss. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Systems containing Sensitive Information are vulnerable to service interruptions, malfunction, natural disasters, terrorism, war, software and hardware failures, telecommunication and electrical failures, theft or loss from inadvertent or intentional actions by employees, contractors, consultants, business partners and/or other third parties, malware, malicious code (such as viruses and worms), software bugs, ransomware, denial-of-service attacks (including credential stuffing), social engineering and other means that affect service reliability and threaten the security, confidentiality, integrity and availability of information.

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or third parties related to us may also experience cybersecurity incidents, data breaches or other compromises that may remain undetected for an extended period. Further, we have outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Sensitive Information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may also be vulnerable to disruptions in service and unauthorized access or misuse of our Sensitive Information. Like other companies in our industry, we, and third parties related to us, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure.

While we implement commercially reasonable information security safeguards, consistent with companies of the same size and scope as ours, there is no guarantee that our security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties related to us, will prevent breakdowns, data breaches or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, misuse, or dissemination of, or damage to, Sensitive Information that could have a material adverse impact. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems, data breaches, cybersecurity incidents, or other compromises could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information and Sensitive Information), which could result in a material adverse impact including financial, legal, business and reputational harm. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under privacy, data protection, and information security laws and regulations, including litigation and governmental investigations and fines or penalties, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact.

Notifications and follow-up actions related to a cybersecurity incident or data breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent cybersecurity incidents and data breaches, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach, incident, or compromise. We also rely on third parties to manufacture our product candidates, and similar material events relating to their computer systems could also have a material adverse impact. To the extent that any disruption or data breach, cybersecurity incident, or compromise were to result in a loss, destruction, misuse, or alteration of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable privacy, data protection, and information security laws and regulations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

Our insurance policies, if any, may not be adequate to compensate us for the potential losses arising from any such cybersecurity incident, data breach, or compromise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Geopolitical events and conditions could adversely affect our business, financial condition and operating results.

Changes in U.S. government and other nations’ administrations and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is sensitive to geopolitical issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect the demand for, and our ability to sell, our products and services, cause disruptions to our supply chain, and, ultimately, could adversely affect our business. Global conflicts, including Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. Economic sanctions, export controls, and other trade restrictions could directly and indirectly result in the disruption of our business and supply chain. Although we do not have any clinical trial sites or operations in the currently affected regions, if the current conflict expands further into the region or continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. We continue to monitor any adverse impact that the outbreak of war and the subsequent institution of sanctions by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance (ESG) matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (DEI) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our internal information technology policies which are inclusive of cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our Cybersecurity Committee, which is comprised of representatives from our business operations and support functions, assesses risks based on current risks we are aware of, probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Cybersecurity Committee and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.

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

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our Head of Information Technology, and the Cybersecurity Committee, is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Head of Information Technology has over 20 years of experience in information security and possesses the education, skills, experience, and industry certifications expected by our company of an individual assigned to these duties. The Head of Information Technology provides periodic updates on our information technology environment risk, which is inclusive of our cybersecurity risk profile, to the Board of Directors, which includes the Audit Committee members.

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

Holders of Record

As of March 24, 2025, there were 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities

Since January 1, 2022, we have not issued any unregistered securities.

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

Overview

We are a clinical-stage diabetes and obesity medicines company focused on the discovery and development of oral covalent small molecule drugs to treat patients with metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel small molecule product candidates.

Our lead clinical program’s drug candidate, icovamenib, is an orally bioavailable, and selective covalent inhibitor of menin currently in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity. Menin serves as a checkpoint to prevent beta cell proliferation. Thus, we believe inhibiting menin via icovamenib has the potential to enable the proliferation, preservation, and reactivation of healthy, function beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes. Menin is also an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers and in beta cell homeostasis.

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of December 31, 2024 icovamenib is being evaluated in type 1 and type 2 diabetes across two ongoing clinical trials. With its strategic focus to become a diabetes and obesity medicines company, we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders.

Beyond icovamenib, we are utilizing our novel FUSION™ System to pioneer covalent treatments against other high-value genetic drivers of disease. In October 2024, we announced the nomination of BMF-650 our investigational, next-generation, oral small molecule GLP-1 RA, which is currently advancing through IND-enabling studies. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Our goal is to utilize our capabilities and our FUSION™ System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of December 31, 2024, we had an accumulated deficit of $387.3 million. We incurred net losses of $138.4 million and $117.3 million for the years ended December 31, 2024 and 2023, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2024, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase I clinical trial of icovamenib in various types of liquid tumors, our planned Phase I/Ib clinical trial of icovamenib in solid tumors with kirsten rat sarcoma viral oncogene homolog gene mutations, our Phase I/II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in type 1 diabetes;
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

In April 2021, we completed our IPO and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of icovamenib and BMF-500, and advance our other programs, through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase I/II clinical trial of icovamenib in type 2 diabetes and Phase II clinical trial of icovamenib in type 1 diabetes, our preclinical development activities, as well as any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Operating expenses:
Research and development	$118,085	$102,546	$15,539
General and administrative	25,985	23,589	2,396
Total operating expenses	144,070	126,135	17,935
Loss from operations	(144,070)	(126,135)	(17,935)
Interest and other income, net	5,644	8,880	(3,236)
Net loss	$(138,426)	$(117,255)	$(21,171)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
External costs
Clinical activities related expenses	$48,100	$36,098	$12,002
Preclinical activities related expenses	11,815	10,165	1,650
Expenses related to manufacturing of clinical and research material	7,262	13,237	(5,975)
Other external costs	10,948	5,528	5,420
Internal costs:
Personnel-related expenses (including stock-based compensation)	31,856	28,838	3,018
Facilities and other allocated expenses	8,104	8,680	(576)
Total research and development expenses	$118,085	$102,546	$15,539

Research and development expenses increased by $15.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase of $13.1 million in external costs was primarily driven by an increase of $12.0 million related to clinical activities, an increase of $5.4 million related to consultants, advisors and other professional services to support our clinical studies, discovery research and overall research and development program, and increase of $1.7 million related to preclinical activities mainly driven by timing of our exploratory programs. Manufacturing related costs decreased by $6.0 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $3.0 million due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $1.4 million due to an increase in headcount. Consulting and professional expenses increased by $1.5 million due to legal, accounting, consulting and other services offset by a decrease in insurance expense by $0.3 million.

Interest and Other Income, Net

Interest and other income, net was $5.6 million for the year ended December 31, 2024 compared to $8.9 million for the year ended December 31, 2023. The decrease of $3.2 million was primarily due to the decrease in cash, cash equivalents, and restricted cash balance.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Operating expenses:
Research and development	$102,546	$62,713	$39,833
General and administrative	23,589	20,921	2,668
Total operating expenses	126,135	83,634	42,501
Loss from operations	(126,135)	(83,634)	(42,501)
Interest and other income, net	8,880	1,806	7,074
Net loss	$(117,255)	$(81,828)	$(35,427)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
External costs
Clinical activities related expenses	$36,098	$9,439	$26,659
Preclinical activities related expenses	10,165	13,095	(2,930)
Expenses related to manufacturing of clinical and research material	13,237	12,619	618
Other external costs	5,528	2,693	2,835
Internal costs:
Personnel-related expenses (including stock-based compensation)	28,838	19,361	9,477
Facilities and other allocated expenses	8,680	5,506	3,174
Total research and development expenses	$102,546	$62,713	$39,833

Research and development expenses increased by $39.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase of $27.2 million in external costs was primarily driven by an increase of $26.7 million related to clinical activities due to increased enrollment of our diabetes and oncology trials. Preclinical activities related expenses decreased by $2.9 million primarily driven by timing of our exploratory programs. Other external costs increased by $2.8 million primarily driven by external consultants and professional services to support clinical and preclinical activities. Manufacturing related costs increased by $0.6 million primarily driven by timing of services performed by our contract manufacturers. Personnel-related expenses, including stock-based compensation, increased by $9.5 million due to an increase in headcount. Facilities and other allocated expenses increased by $3.2 million primarily due to new lease agreements for additional office and laboratory space in Redwood City and San Carlos which commenced in 2023.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to increased personnel-related expenses, including stock-based compensation, of $2.3 million due to an increase in headcount. Professional services and administrative expenses increased by $1.0 million due to legal, accounting, consulting and other services incurred as a public company offset by a decrease in insurance expense of $0.6 million.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler & Co. (Piper Sandler) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $350.0 million originally registered under the Shelf Registration Statement) through Piper Sandler as the sales agent. In the year ended December 31, 2024, we did not sell any shares of common stock pursuant to the sales agreement with Piper Sandler.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $58.6 million. As of December 31, 2024, we had an accumulated deficit of $387.3 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of December 31, 2024, will not be sufficient for us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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
•
our ability to establish and maintain strategic collaborations and other similar partnerships for the development and commercialization of our product candidates; and
•
the impact of any global health emergency and adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(119,894)	$(96,592)	$(62,417)
Investing activities	(362)	(2,220)	27,341
Financing activities	1,668	163,798	1,239
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(118,588)	$64,986	$(33,837)

Net Cash Used in Operating Activities

Net cash used in operating activities was $119.9 million for the year ended December 31, 2024 and consisted of a net loss of $138.4 million offset by increase in net assets of $5.1 million and non-cash adjustments of $23.7 million. The increase in net assets consisted primarily of an increase in prepaid expenses and other current assets of $7.7 million, a decrease in other assets of $4.9 million, an increase in accounts payable of $6.1 million, a decrease in accrued expenses and other current liabilities of $6.9 million and a decrease in operating lease liabilities of $1.5 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $19.1 million, operating lease expense of $2.8 million and depreciation expense of $1.7 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.4 million for the year ended December 31, 2024. Cash used in investing activities was mainly related to purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2024. Cash provided by financing activities was mainly related to net proceeds received from stock option exercises and purchases under the ESPP.

Net cash provided by financing activities was $163.8 million for the year ended December 31, 2023. Cash provided by financing activities was mainly related to net proceeds received from the issuance of common stock from our public offering.

Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022. Cash provided by financing activities was mainly related to proceeds received from stock option exercises and purchases under the ESPP.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2024. We held $58.6 million in cash, cash equivalents, and restricted cash as of December 31, 2024. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letter of credits issued to our landlord in connection with the laboratory leases. We held no interest-bearing liabilities as of December 31, 2024. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Biomea Fusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biomea Fusion, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2025

We have served as the Company's auditor since 2020.

Biomea Fusion, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$58,279	$176,866
Prepaid expenses and other current assets	10,053	2,315
Total current assets	68,332	179,181
Property and equipment, net	3,766	5,159
Restricted cash	369	370
Other assets	619	5,503
Operating lease right-of-use assets	6,852	9,714
Total assets	$79,938	$199,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,932	$6,851
Accrued expenses and other current liabilities	6,662	13,543
Operating lease liabilities, current	2,079	2,466
Total current liabilities	21,673	22,860
Operating lease liabilities, non-current	6,692	7,830
Total liabilities	28,365	30,690
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 36,310,713 and 35,866,610 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	438,820	418,058
Accumulated deficit	(387,251)	(248,825)
Total stockholders' equity	51,573	169,237
Total liabilities and stockholders' equity	$79,938	$199,927

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$118,085	$102,546	$62,713
General and administrative	25,985	23,589	20,921
Total operating expenses	144,070	126,135	83,634
Loss from operations	(144,070)	(126,135)	(83,634)
Interest and other income, net	5,644	8,880	1,806
Net loss	$(138,426)	$(117,255)	$(81,828)
Other comprehensive loss:
Unrealized gain on investments, net	—	1	9
Comprehensive loss	$(138,426)	$(117,254)	$(81,819)
Net loss per common share, basic and diluted	$(3.83)	$(3.44)	$(2.80)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	36,105,671	34,106,923	29,271,777

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	29,115,421	$3	$228,532	$(10)	$(49,742)	$178,783
Issuance of restricted stock	186,727	—	—	—	—	—
Exercise of stock options	81,067	—	516	—	—	516
Purchases under employee stock purchase plan	178,339	—	723	—	—	723
Stock-based compensation expense	—	—	10,336	—	—	10,336
Unrealized gain (loss) on investments, net	—	—	—	9	—	9
Net loss	—	—	—	—	(81,828)	(81,828)
Balance at December 31, 2022	29,561,554	3	240,107	(1)	(131,570)	108,539
Issuance of restricted stock	180,316	—	—	—	—	—
Exercise of stock options	125,192	—	937	—	—	937
Issuance of common stock from public offering, net of issuance costs of $10,697	5,750,000	1	161,802	—	—	161,803
Purchases under employee stock purchase plan	249,548	—	1,081	—	—	1,081
Stock-based compensation expense	—	—	14,131	—	—	14,131
Unrealized gain (loss) on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(117,255)	(117,255)
Balance at December 31, 2023	35,866,610	4	418,058	—	(248,825)	169,237
Issuance of restricted stock	109,356	—	—	—	—	—
Exercise of stock options	106,339	—	518	—	—	518
Purchases under employee stock purchase plan	228,408	—	1,150	—	—	1,150
Stock-based compensation expense	—	—	19,094	—	—	19,094
Net loss	—	—	—	—	(138,426)	(138,426)
Balance at December 31, 2024	36,310,713	$4	$438,820	$—	$(387,251)	$51,573

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(138,426)	$(117,255)	$(81,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,748	1,515	691
Non-cash operating lease expense	2,838	2,686	571
Stock-based compensation expense	19,094	14,131	10,336
Net amortization of premiums and accretion of discounts on investments	—	1	144
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	(7,738)	2,478	(1,725)
Other assets	4,884	(2,358)	(1,915)
Accounts payable	6,088	2,562	2,960
Accrued expenses and other current liabilities	(6,881)	1,886	8,914
Operating lease liabilities	(1,501)	(2,238)	(565)
Net cash used in operating activities	(119,894)	(96,592)	(62,417)
Cash flows from investing activities
Purchase of property and equipment	(362)	(3,370)	(1,030)
Maturities of investments	—	1,150	28,371
Net cash (used in) provided by investing activities	(362)	(2,220)	27,341
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	161,803	—
Proceeds from stock options exercised and purchases under the employee stock purchase plan	1,668	1,995	1,239
Net cash provided by financing activities	1,668	163,798	1,239
Net (decrease) increase in cash, cash equivalents, and restricted cash	(118,588)	64,986	(33,837)
Cash, cash equivalents, and restricted cash at the beginning of the period	177,236	112,250	146,087
Cash, cash equivalents, and restricted cash at the end of the period	$58,648	$177,236	$112,250
Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$5,971	$—
Acquisition of property and equipment in accounts payable and accrued liabilities	$7	$—	$2,537
Remeasurement of operating lease right-of-use assets and lease liability	$—	$5,668	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,279	$176,866	$111,899
Restricted cash	369	370	351
Total cash, cash equivalents and restricted cash	$58,648	$177,236	$112,250

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel covalent small molecules to treat and improve the lives of patients with diabetes and obesity. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash, cash equivalents and restricted cash will not enable it to fund its operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offering, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $387.3 million at December 31, 2024. As of December 31, 2024, the Company had cash, cash equivalents, and restricted cash of $58.6 million.

The Company has historically financed its operations primarily through the sale of convertible preferred stock and common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed above. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing covalent small molecule drugs to treat patients with diabetes and obesity. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk, consist primarily of cash, cash equivalents and restricted cash. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes, commercial paper, and asset backed securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and issuers of investments to the extent recorded in the balance sheet. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash.

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

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2024, 2023 and 2022.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through December 31, 2024, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of December 31, 2024, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

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

Recent Accounting Pronouncements - Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07) which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the standard for the fiscal year ending December 31, 2024 and the adoption of the standard did not have an impact to the Company's financial statements. Refer to Note 10 - Segment Reporting for additional disclosures.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. As of December 31, 2024 and 2023, there were no financial instruments classified as Level 3. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the year ended December 31, 2024.

As of December 31, 2024, investments measured and recognized at fair value are as follows (in thousands):

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$56,031	$—	$—	$56,031
Total		$56,031	$—	$—	$56,031

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$174,429	$—	$—	$174,429
Total		$174,429	$—	$—	$174,429

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2024 and 2023. As of December 31, 2024 and December 31, 2023, there were no financial instruments classified as Level 2 or Level 3. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet. There were no investments as of December 31, 2024 and December 31, 2023, as such, no allowance for credit losses has been recognized as of December 31, 2024. During the year ended December 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$3,928	$3,852
Computer equipment	146	130
Furniture and fixtures	432	409
Leasehold improvements	3,439	3,195
Construction in progress	—	4
Total property and equipment, gross	7,945	7,590
Less: accumulated depreciation	(4,179)	(2,431)
Total property and equipment, net	$3,766	$5,159

Depreciation expense was approximately $1.7 million, $1.5 million, $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development materials and services	$5,947	$6,952
Accrued personnel expenses	452	5,956
Accrued professional services	60	443
Other	203	192
Total accrued expenses and other current liabilities	$6,662	$13,543

Note 5. Capital Structure

Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2024 and 2023, no dividends have been declared.

The Company had reserved common stock for future issuance as follows:

	December 31,
	2024	2023
Stock options, issued and outstanding	9,168,745	7,357,607
Stock options, authorized for future issuance	2,680,934	799,485
Employee stock purchase plan, available for future issuance	583,263	451,886
Restricted stock, issued and outstanding	—	111,920
Total	12,432,942	8,720,898

The stock options authorized for future issuance as of December 31, 2023, exclude the 2,000,000 stock options authorized under the 2023 inducement plan shares on November 17, 2023.

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2024, 843,684 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2025, the number of shares of common stock available under the 2021 Plan increased by 1,815,535 shares pursuant to the evergreen provision of the 2021 Plan.

2023 Inducement Plan

On November 17, 2023, the Company's board of directors adopted the 2023 Inducement Equity Plan (Inducement Plan) pursuant to which the Company reserved 2,000,000 shares of common stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock unit awards, unrestricted stock awards, dividend equivalent rights or Other Stock Based Awards (as defined in the Inducement Plan). The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 1,837,250 shares of common stock remained available for issuance under the Inducement Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2024, 583,263 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2025, the number of shares of common stock available under the ESPP increased by 363,107 shares pursuant to the evergreen provision of the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company's equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$9,816	$6,933	$4,678
General and administrative	9,278	7,198	5,658
Total stock-based compensation expense	$19,094	$14,131	$10,336

As of December 31, 2024, there was $30.4 million of total unrecognized compensation cost related to stock options, restricted stock awards, and ESPP under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	7,357,607	$9.34	8.1	$42,071
Granted	2,274,385	13.15
Exercised	(106,339)	4.86
Cancelled	(356,908)	13.17
Balance as of December 31, 2024	9,168,745	$10.19	7.6	$119
Options exercisable as of December 31, 2024	5,483,731	$9.59	7.0	$71

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term in years	6.0	6.0	6.0
Expected volatility	91.0%	79.9%	93.1%
Risk-free interest rate	4.1%	3.8%	3.1%
Dividend yield	—	—	—
Weighted average fair value of options granted	$10.04	$7.57	$5.25

The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023, 2022 was $0.8 million, $1.7 million, and $0.4 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

Employee Stock Purchase Plan

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term in years	1.3	1.3	1.3
Expected volatility	136.5%	80.9%	95.2%
Risk-free interest rate	4.6%	4.9%	2.5%
Dividend yield	—	—	—

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

The following table summarizes the restricted stock activity:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	111,920	$4.06
Granted	—	—
Released	(109,356)	4.06
Forfeited	(2,564)	3.96
Balance, December 31, 2024	—	$—

Note 7. Taxes

Biomea Fusion is subject to U.S. federal and state income taxes as a corporation. There was zero income tax expense for the years ended December 31, 2024, 2023 and 2022. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	6.0%	11.1%	0.5%
Tax credits	2.9%	4.1%	1.1%
Stock-based compensation	(1.0)%	(1.0)%	(1.1)%
Change in valuation allowance	(28.8)%	(34.6)%	(21.5)%
Other	(0.1)%	(0.6)%	—
Effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$48,853	$31,469
Capitalized research and development	41,642	25,055
Accrued liabilities and reserves	—	1,562
Stock-based compensation	7,830	4,602
Intangible assets	1,927	1,607
Operating lease liabilities	2,431	2,857
Research and development credits	13,222	7,400
Gross deferred tax assets	115,905	74,552
Valuation allowance	(113,866)	(71,512)
Total deferred tax assets	2,039	3,040
Deferred tax liabilities:
Property and equipment	(139)	(344)
Operating lease right-of-use assets	(1,900)	(2,696)
Total deferred tax liabilities	(2,039)	(3,040)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company’s valuation allowance increased by $42.4 million during the year ended December 31, 2024, primarily because of an increase to the Company's credits, stock compensation and capitalization of research and experimental expenses. In addition the Company was granted approval from the California Franchise Tax Board to utilize an alternative apportionment method to calculate the Company's California net operating losses which increased the Company's state net operating loss carryforward. The Company’s valuation allowance increased by $44.2 million during the year ended December 31, 2023, primarily because of an increase to the Company's net operating losses, credits, stock compensation and the capitalization of research and development expenses.

At December 31, 2024, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $128.7 million and $313.4 million, respectively. The federal net operating loss carryforwards at December 31, 2024 can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforward are subject to expiration in various tax years.

At December 31, 2024, the Company also had federal and California research and development tax credit carryforwards of $12.4 million and $5.6 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2040, and the California credits can be carried forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,216	$624	$112
Increases for tax provisions related to prior year	84	227	133
Decreases for tax provision related to prior year	(104)	—	—
Increases for tax provisions related to current year	1,718	1,365	379
Ending balance	$3,914	$2,216	$624

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

In September 2022, the Company entered into a thirty-month sub-lease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sub-lease, the Company made a security deposit of $2.1 million which is included in prepaid expenses and other current assets on the balance sheet at December 31, 2024. Upon commencement, the Company recognized a right-of-use asset and lease liability of $6.0 million, discounted at 11.5%, the Company’s estimated incremental borrowing rate.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which has been included in the determination of the right-of-use as of December 31, 2024. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company remeasured the right-of-use asset and lease liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate. In addition, the lease included a lease incentive in the form of a tenant improvement allowance of up to $1.5 million.

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

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	December 31,
	2024	2023	2022

Cash paid for operating lease liabilities	$3,794	$2,469	$700
Operating lease costs	3,993	4,099	711
Short-term lease costs	—	—	2,921
Variable lease costs	995	1,326	357

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2024	2023	2022
Weighted average remaining lease term	6.0	5.6	3.3
Weighted average discount rate	11.4%	10.9%	5.4%

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2025	2,903
2026	1,526
2027	1,443
2028	1,474
2029	1,518
Thereafter	3,308
Total undiscounted lease payments	12,172
Less: Present value adjustments	(3,401)
Total operating lease liabilities	$8,771
Operating lease liabilities, current	2,079
Operating lease liabilities, non-current	6,692
Total operating lease liabilities	$8,771

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024, 2023, and 2022, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(138,426)	$(117,255)	$(81,828)
Denominator:
Weighted-average common shares outstanding, basic and diluted	36,105,671	34,106,923	29,271,777
Net loss per share, basic and diluted	$(3.83)	$(3.44)	$(2.80)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2024	2023	2022
Stock options, issued and outstanding	9,168,745	7,357,607	5,341,975
Estimated shares issuable under the ESPP	16,717	31,645	17,655
Restricted stock, issued and outstanding	—	111,920	292,236
Total	9,185,462	7,501,172	5,651,866

Note 10. Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing covalent small molecule drugs to treat patients with metabolic diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Below is the breakdown of the Company’s research and development and general and administrative expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
External costs
Clinical research organization expenses
COVALENT - 101	$2,386	$7,380	$1,793
COVALENT - 102	205	3,415	834
COVALENT - 103	3,710	2,007	—
COVALENT - 111	22,489	14,670	3,343
COVALENT - 112	5,048	1,306	—
Other clinical related expenses	14,262	7,320	3,469
Preclinical activities related expenses	11,815	10,165	13,095
Expenses related to manufacturing of clinical and research material	7,262	13,237	12,619
Other external costs	10,948	5,528	2,693
Internal costs:
Personnel-related expenses (including stock-based compensation)	31,856	28,838	19,361
Facilities and other allocated expenses	8,104	8,680	5,506
Total research and development expenses	$118,085	$102,546	$62,713

	Year Ended December 31,
	2024	2023	2022
External costs	$6,488	$5,007	$3,991
Internal costs:
Personnel-related expenses (including stock-based compensation)	17,768	16,466	14,110
Facilities and other allocated expenses	1,729	2,116	2,820
Total general and administrative expenses	$25,985	$23,589	$20,921

Reconciliation of segment loss from operations to net loss:

	Year Ended December 31,
	2024	2023	2022
Loss from operations of reportable segments	$(144,070)	$(126,135)	$(83,634)
Interest and other income, net	5,644	8,880	1,806
Net loss	$(138,426)	$(117,255)	$(81,828)

Note 11. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$33,776	$31,825	$27,244	$25,240
General and administrative	7,283	7,073	6,795	$4,834
Total operating expenses	41,059	38,898	34,039	30,074
Loss from operations	(41,059)	(38,898)	(34,039)	(30,074)
Interest and other income, net	1,998	1,622	1,252	$772
Net loss	$(39,061)	$(37,276)	$(32,787)	$(29,302)
Net loss per share, basic and diluted	$(1.09)	$(1.03)	$(0.91)	$(0.81)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	35,890,370	36,043,561	36,220,736	36,265,001

	2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$24,395	$21,938	$25,347	$30,866
General and administrative	5,636	5,719	5,772	6,462
Total operating expenses	30,031	27,657	31,119	37,328
Loss from operations	(30,031)	(27,657)	(31,119)	(37,328)
Interest and other income, net	980	2,766	2,690	2,444
Net loss	$(29,051)	$(24,891)	$(28,429)	$(34,884)
Net loss per share, basic and diluted	$(0.98)	$(0.70)	$(0.80)	$(0.98)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	29,586,468	35,348,293	35,653,988	35,754,165

Note 12. Subsequent Events

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a) None.

(b) During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

We have adopted an insider trading policy that applies to our director, officers, employees and selected consultants. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Secondary Sublease, dated August 18, 2020, by and between the Registrant and Interactive Memories, Inc. d/b/a Mixbook	S-1/A	4/12/2021	10.2

10.2	Form of Indemnification and Advancement Agreement for Directors and Officers	10-Q	5/16/2022	10.1

10.3	Sublease Agreement between the Registrant and Box, Inc., dated September 7, 2022	8-K	9/9/2022	10.1

10.4	Equity Distribution Agreement, dated November 25, 2022, by and between the Company and Piper Sandler & Co.	8-K	11/25/2022	1.1

10.5(a)#	Form Executive Change in Control and Severance Agreement	S-1/A	4/12/2021	10.11

10.5(b)#	Form of First Amendment to Change in Control and Severance Agreement	8-K	4/22/2022	99.1

10.5(c)#	Updated Form Executive Change in Control and Severance Agreement adopted November 13, 2023	10-K	3/24/2024	10.5(C)

10.6(a)#	2020 Equity Incentive Plan	S-1	3/26/2021	10.3(a)

10.6(b)#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	S-1	3/26/2021	10.3(b)

10.7(a)#	2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(b)

10.7(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(c)

10.7(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(d)

10.8#	Employee Stock Purchase Plan	S-1/A	4/12/2021	10.5

10.9#	Employment Offer Letter Agreement by and between the Registrant and Thomas Butler	S-1	3/26/2021	10.6

10.10#	Employment Offer Letter Agreement by and between the Registrant and Ramses Erdtmann	S-1	3/26/2021	10.7

10.11#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle	10-Q	8/11/2021	10.2

10.12#	Employment Offer Letter Agreement by and between the Registrant and Juan Pablo Frias	10-Q	5/2/2024	10.1

10.13#	Non-Employee Director Compensation Program	S-1/A	4/12/2021	10.9

10.14(a)#	2023 Inducement Plan	S-8	1/5/2024	99.3(a)

10.14(b)#	Form of Non-Qualified Stock Option Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(b)

10.14(c)#	Form of Restricted Stock Award Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(c)

10.14(d)#	Form of Restricted Stock Unit Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(d)

19.1	Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Biomea Fusion, Inc.’s Compensation Recovery Policy				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates a management compensation plan, contract or arrangement

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomea Fusion, Inc.

Date: March 31, 2025	By:	/s/ Michael J.M. Hitchcock
Interim Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Rainer Erdtmann
Chief Operating Officer, Director
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J.M. Hitchcock as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.M. Hitchcock	Interim Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2025
Michael J.M. Hitchcock

/s/ Rainer Erdtmann	Chief Operating Officer, Director (Principal Financial and Accounting Officer)	March 31, 2025
Rainer Erdtmann

/s/ Eric Aguiar, M.D.	Director	March 31, 2025
Eric Aguiar, M.D.

/s/ Bihua Chen	Director	March 31, 2025
Bihua Chen

/s/ Sumita Ray, J.D.	Director	March 31, 2025
Sumita Ray, J.D.

/s/ Elizabeth Faust, Ph.D.	Director	March 31, 2025
Elizabeth Faust, Ph.D.