Form 10-Q
period 2025-03-31
Biomea Fusion, Inc.
filed 2025-05-05
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, the registrant had 37,572,250 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;

•
unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including supply chain issues, inflationary pressures, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions acts of war and civil and political unrest; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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
•
Our discovery and development activities are focused on the development of novel small-molecule therapies to treat patients with diabetes and obesity, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant or viable market.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,864	$58,279
Prepaid expenses and other current assets	8,821	10,053
Total current assets	44,685	68,332
Property and equipment, net	3,298	3,766
Operating lease right-of-use assets	6,086	6,852
Restricted cash	369	369
Other non-current assets	617	619
Total assets	$55,055	$79,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,707	$12,932
Accrued expenses and other current liabilities	10,684	6,662
Operating lease liabilities, current	1,426	2,079
Total current liabilities	19,817	21,673
Operating lease liabilities, non-current	6,501	6,692
Total liabilities	26,318	28,365
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 37,572,250 and 36,310,713 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	445,246	438,820
Accumulated deficit	(416,513)	(387,251)
Total stockholders' equity	28,737	51,573
Total liabilities and stockholders' equity	$55,055	$79,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$22,897	$33,776
General and administrative	6,815	7,283
Total operating expenses	29,712	41,059
Loss from operations	(29,712)	(41,059)
Interest and other income, net	450	1,998
Net and comprehensive loss	$(29,262)	$(39,061)
Net loss per common share, basic and diluted	$(0.80)	$(1.09)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	36,627,148	35,890,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$—	$(387,251)	$51,573
Issuances of common stock under at the market (ATM) equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	—	3,257
Stock-based compensation expense	—	—	3,169	—	—	3,169
Net loss	—	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	4	445,246	—	(416,513)	28,737

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$—	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—	—
Exercise of stock options	22,750	—	116	—	—	116
Stock-based compensation expense	—	—	5,022	—	—	5,022
Net loss	—	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	4	423,196	—	(287,886)	135,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net loss	$(29,262)	$(39,061)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	468	420
Non-cash operating lease expense	766	999
Stock-based compensation expense	3,169	5,022
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,232	(333)
Other assets	2	(1,236)
Accounts payable	(5,220)	(2,176)
Accrued expenses and other current liabilities	4,022	3,836
Operating lease liabilities	(844)	499
Net cash used in operating activities	(25,667)	(32,030)
Investing Activities
Purchase of property and equipment	—	(35)
Net cash used in investing activities	—	(35)
Financing Activities
Proceeds from issuances of common stock under ATM program	3,257	—
Payments of financing costs	(5)	—
Proceeds from stock option exercise	—	116
Net cash provided by financing activities	3,252	116
Net decrease in cash, cash equivalents, and restricted cash	(22,415)	(31,949)
Cash, cash equivalents, and restricted cash at the beginning of the period	58,648	177,236
Cash, cash equivalents, and restricted cash at the end of the period	$36,233	$145,287

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$34
Financing costs included in accounts payable	$5	$—

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$35,864	$144,918
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$36,233	$145,287

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

The Company is a clinical-stage biopharmaceutical company dedicated to discovering and developing novel small molecules to treat and improve the lives of patients with diabetes and obesity. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Liquidity and Capital Resources

The Company has incurred net operating losses (NOLs) and negative cash flows from operations since its inception and had an accumulated deficit of $416.5 million at March 31, 2025. As of March 31, 2025, the Company had cash, cash equivalents, and restricted cash of $36.2 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically financed its operations primarily through the sale of common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2025, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring, on annual basis, enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$34,250	$—	$—	$34,250
Total		$34,250	$—	$—	$34,250

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$56,031	$—	$—	$56,031
Total		$56,031	$—	$—	$56,031

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there were no financial instruments classified as Level 2 or Level 3. There have been no realized gains or losses recognized for the periods presented.

There were no investments as of March 31, 2025 and December 31, 2024, as such, no allowance for credit losses has been recognized as of March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid research and development cost	$5,631	$6,417
Security deposit	2,114	2,114
Prepaid insurance	165	496
Interest receivable	24	24
Other	887	1,002
Total prepaid expenses and other current assets	$8,821	$10,053

In September 2022, the Company entered into a thirty-month sublease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expires in July 2025. In connection with the sublease, the Company made a security deposit of $2.1 million which is included in other current assets on the balance sheet at March 31, 2025.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$3,928	$3,928
Leasehold improvements	3,439	3,439
Computer equipment	146	146
Furniture and fixtures	432	432
Total property and equipment, gross	7,945	7,945
Less: accumulated depreciation	(4,647)	(4,179)
Total property and equipment, net	$3,298	$3,766

Depreciation expense for the three months ended March 31, 2025 was $0.5 million. Depreciation expense for the three months ended March 31, 2024 was $0.4 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development materials and services	$6,953	$5,947
Accrued personnel expenses	2,631	452
Accrued professional services	839	60
Other	261	203
Total accrued expenses and other current liabilities	$10,684	$6,662

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors (Board) and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2025, no dividends have been declared.

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

ATM Offering Agreement with Piper Sandler & Co.

On November 25, 2022, the Company entered into an equity distribution agreement (the 2022 ATM Agreement) with Piper Sandler & Co., as sales agent (the Sales Agent), with respect to an ATM offering program (the 2022 ATM Offering Program). Pursuant to the prospectus supplement relating to the Offering (as defined below), dated as of November 25, 2022 (the Prospectus Supplement), the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share (the Common Stock), having an aggregate offering price of up to $100 million (the Shares) through the Sales Agent (the Offering).

The offering was registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-267884), as previously filed with the SEC and declared effective on October 14, 2022. The Company filed a prospectus supplement, dated November 25, 2022, with the SEC that provides for the sale of shares of Common Stock having an aggregate offering price of up to $100 million in connection with the 2022 ATM Offering Program.

The 2022 ATM Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay the sales agent a placement fee of up to 3.0% of the aggregate gross proceeds from the sale. The Company also agreed to reimburse the sales agent for certain specified expenses in connection with entering into the 2022 ATM Agreement.

As of March 31, 2025, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $3.3 million, net of commissions and offering costs, pursuant to the issuance of 1,261,537 shares of its Common Stock.

Note 6. Stock-Based Compensation

Effective January 1, 2025, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 1,815,535 shares pursuant to the evergreen provision. As of March 31, 2025, 3,441,603 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2025, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 363,107 shares pursuant to the evergreen provision of the ESPP. As of March 31, 2025, 946,370 shares of common stock remained available for issuance under the ESPP. As of March 31,

2025, 1,831,517 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$1,920	$2,546
General and administrative	1,249	2,476
Total stock-based compensation expense	$3,169	$5,022

As of March 31, 2025, there was $17.5 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance, December 31, 2024	9,168,745	$10.19	7.6
Granted	375,000	2.53
Exercised	—	—
Cancelled	(1,151,651)	11.58
Balance, March 31, 2025	8,392,094	$9.96	5.7
Exercisable, March 31, 2025	5,797,072	$9.62	4.6

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2025	2024
Stock options, issued and outstanding	8,392,094	9,169,285
Estimated shares issuable under the ESPP	41,710	114,511
Restricted stock, issued and outstanding	—	65,130
Total	8,433,804	9,348,926

Note 9. Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing small molecule drugs to treat patients with metabolic diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
External costs
Clinical research organization expenses
COVALENT - 101	$1,001	$458
COVALENT - 102	614	352
COVALENT - 103	739	695
COVALENT - 111	2,242	7,760
COVALENT - 112	502	1,733
Other clinical related expenses	2,487	3,903
Preclinical activities related expenses	1,956	2,965
Expenses related to manufacturing of clinical and research material	848	2,658
Other external costs	2,572	1,716
Internal costs:
Personnel-related expenses (including stock-based compensation)	7,827	9,507
Facilities and other allocated expenses	2,109	2,029
Total research and development expenses	$22,897	$33,776

	Three Months Ended
	March 31,
	2025	2024
External costs	$2,266	$1,798
Internal costs:
Personnel-related expenses (including stock-based compensation)	4,090	5,103
Facilities and other allocated expenses	459	382
Total general and administrative expenses	$6,815	$7,283

Reconciliation of segment loss from operations to net loss:

	Three Months Ended
	March 31,
	2025	2024
Loss from operations of reportable segments	$(29,712)	$(41,059)
Interest and other income, net	450	1,998
Net loss	$(29,262)	$(39,061)

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

Overview

We are a clinical-stage diabetes and obesity medicines company focused on the discovery and development of oral small molecule drugs to treat patients with metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response. Leveraging our extensive expertise in covalent binding chemistry and development, we built our proprietary FUSION™ System discovery platform to advance a pipeline of novel small molecule product candidates.

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

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of March 31, 2025 icovamenib is being evaluated in type 1 and type 2 diabetes across two ongoing clinical trials. With its strategic focus to become a diabetes and obesity medicines company, we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders.

Beyond icovamenib, we are utilizing our novel FUSION™ System to pioneer treatments against other high-value genetic drivers of disease. In October 2024, we announced the nomination of BMF-650 our investigational, next-generation, oral small molecule GLP-1 RA, which is currently advancing through IND-enabling studies. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Our goal is to utilize our capabilities and our FUSION™ System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of March 31, 2025, we had an accumulated deficit of $416.5 million. We incurred net losses of $29.3 million and $39.1 million for the three months ended March 31, 2025 and 2024, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of March 31, 2025, without any future financing, will not be sufficient to fund our operations into the fourth quarter of 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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
•
conduct our ongoing preclinical studies and Phase II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in type 1 diabetes;

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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the three months ended March 31, 2025, we issued 1,261,537 shares of our common stock for aggregate proceeds of $3.3 million, net of commissions and offering costs from our 2022 ATM Program.

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

External costs include:

•
expenses incurred under agreements with third-party contract manufacturing organizations (CMOs), contract research organizations (CROs), research and development service providers, academic research institutions and consulting costs; and
•
laboratory expenses, including supplies and services.

Internal costs include:

•
personnel-related expenses, including salaries, benefits and stock-based compensation for personnel in research and product development roles; and
•
facilities and other allocated expenses, including expenses for rent and facilities maintenance, and depreciation.

We expense research and development costs in the periods in which they are incurred. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We track direct costs by stage of program, clinical or preclinical. However, we do not track indirect costs on a program specific or stage of program basis because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of icovamenib and advance BMF-650 and our other programs through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and Phase II clinical trial of icovamenib in type 1 diabetes, our preclinical development activities for BMF-650, as well as any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change
Operating expenses:
Research and development	$22,897	$33,776	$(10,879)
General and administrative	6,815	7,283	(468)
Total operating expenses	29,712	41,059	(11,347)
Loss from operations	(29,712)	(41,059)	11,347
Interest and other income, net	450	1,998	(1,548)
Net loss	$(29,262)	$(39,061)	$9,799

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change
External costs
Clinical research organization expenses
COVALENT - 101	$1,001	$458	$543
COVALENT - 102	614	352	262
COVALENT - 103	739	695	44
COVALENT - 111	2,242	7,760	(5,518)
COVALENT - 112	502	1,733	(1,231)
Other clinical related expenses	2,487	3,903	(1,416)
Preclinical activities related expenses	1,956	2,965	(1,009)
Expenses related to manufacturing of clinical and research material	848	2,658	(1,810)
Other external costs	2,572	1,716	856
Internal costs:		-
Personnel-related expenses (including stock-based compensation)	7,827	9,507	(1,680)
Facilities and other allocated expenses	2,109	2,029	80
Total research and development expenses	$22,897	$33,776	$(10,879)

Research and development expenses decreased by $10.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease of $9.2 million in external costs was primarily driven by a decrease of $7.3 million related to clinical activities, a decrease of $1.8 million related to manufacturing costs and decrease of $1.0 million related to preclinical activities and exploratory programs. This decrease in external costs was partially offset by an increase of $0.9 million in other external costs related to consultants, advisors and other professional services to support our clinical studies. Personnel-related expenses decreased by $1.7 million, including stock-based compensation, due to a decrease in headcount.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in personnel-related expenses, including stock-based compensation of $0.9 million, due to a decrease in headcount. The decrease is partially offset by an increase in professional and legal services of $0.4 million.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock and the issuance of unsecured promissory notes from inception through December 2020, issuance of our common stock through our IPO in April 2021, our secondary public offering in March 2023 and through sales under our 2022 ATM Program.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler & Co. (Piper Sandler) with respect to an ATM offering program (the 2022 ATM Program), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $350.0 million originally registered under the Shelf Registration Statement) through Piper Sandler as the sales agent. Through March 31, 2025, we have received aggregate proceeds from our 2022 ATM Program of $3.3 million, net of commissions and offering costs, pursuant to the issuance of 1,261,537 shares. As of March 31, 2025, we have $96.7 million available under the 2022 ATM Program.

As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $36.2 million and an accumulated deficit of $416.5 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of March 31, 2025, will only be sufficient to fund our operations into the fourth quarter of 2025. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in:
Operating activities	$(25,667)	$(32,030)
Investing activities	—	(35)
Financing activities	3,252	116
Net decrease in cash, cash equivalents, and restricted cash	$(22,415)	$(31,949)

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.7 million during the three months ended March 31, 2025 and consisted of a net loss of $29.3 million offset by a decrease in net assets of $0.8 million and non-cash adjustments of $4.4 million. The decrease in net assets consisted primarily of an increase in accrued expenses and other current liabilities of $4.0 million, offset by a decrease in accounts payable of $5.2 million, decrease in prepaid expenses of $1.2 million and a decrease in operating lease liabilities of $0.8 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $3.2 million, operating lease expense of 0.8 million and depreciation expense of $0.5 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.0 million during the three months ended March 31, 2025,

Net cash used in investing activities was $0.03 million during the three months ended March 31, 2024 and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.3 million during the three months ended March 31, 2025 and relates to proceeds from of issuances of common stock under our 2022 ATM Program.

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2024 and relates to proceeds received from stock option exercises.

Contractual Obligations

As of March 31, 2025, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended March 31, 2025. We held $36.2 million in cash, cash equivalents, and restricted cash as of March 31, 2025. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of March 31, 2025. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $29.3 million and $39.1 million, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $416.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of icovamenib for the treatment of patients with type 1 and type 2 diabetes;
•
explore the potential clinical utility of icovamenib in other metabolic disorders, including pre-diabetes and obesity;
•
explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. Icovamenib, our lead product candidate, is in the early stages of clinical development. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. If approved, icovamenib is not intended as a chronic therapy for insulin deficient diabetes, which could further limit our ability to achieve profitability. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our preclinical studies and clinical trials for icovamenib, BMF-650 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with CROs and clinical sites for the ongoing clinical and preclinical development of icovamenib and BMF-650 and any future product candidates;
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

We are currently focused on the discovery and development of novel small molecules to treat patients with diabetes and obesity. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our current product candidates and any future product candidates. Although we had previously pursued the development of icovamenib in cancer and metabolic diseases, in January 2025, we announced that our strategic focus for icovamenib will be in metabolic disorders and that we will conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to advance our oncology assets.

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

As of March 31, 2025, we had $36.2 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of March 31, 2025, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2025, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

The discovery and development of small molecule therapies for patients with diabetes and obesity, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing covalent therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small-molecule covalent binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel covalent small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent inhibitor product candidates.

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

A key element of our strategy is to utilize our FUSIONTM System to build a pipeline of novel small molecule product candidates and progress these product candidates through clinical development for the treatment of diabetes and obesity. Although our research and development efforts to date have resulted in our discovery and preclinical development of icovamenib, BMF-500, BMF-650 and other programs, icovamenib, BMF-500, BMF-650 and such other programs may not be safe or effective in our target indications, and we may not be able to further develop icovamenib, BMF-500, BMF-650 or any future product candidates. Our FUSIONTM System is unproven and may not enable us to build a pipeline of product candidates. For example, we may not be successful in identifying validated and novel targets that are amenable to direct intervention with a covalent binder, we may not succeed in creating novel chemical scaffolds to exploit target proteins and we may not be able to maximize the selectivity, potency and safety of our covalent small molecules. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs or that such development problems can be solved. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. Furthermore, if one or more of our covalent small molecule product candidates generally proves to be ineffective, unsafe or commercially unviable, the development of our entire platform and pipeline utilizing our FUSIONTM System could be delayed, potentially permanently.

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
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in type 1 diabetes;
•
successful partnerships to further advance our oncology assets;
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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s Good Clinical Practices (GCPs), or applicable regulatory guidelines in other countries;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a CMO, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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
•
the ability to monitor participants adequately during and after treatment; and
•
proximity and availability of clinical trial sites for prospective participants;

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 titled “Business—Competition.”

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 titled “Business—Government Regulation —Coverage and Reimbursement.”

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may suspend or prohibit completion of our clinical trials, such as through the clinical hold placed on our INDs for the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, which was lifted in September 2024, or they may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to public health emergencies like the COVID-19 pandemic, any future pandemics or as required by clinical sites, IRBs, the FDA or other regulatory authorities;

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

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. If a prolonged government shutdown occurs, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 titled “Business—Government Regulation —Healthcare Reform.”

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 titled “Business—Government Regulation—Other Healthcare Laws.”

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Operating Officer and President, Ramses Erdtmann. The departure of key leadership personnel, such as the recent departures of our Chief Executive Officer and our Chief Financial Officer, may result in loss of significant knowledge and experience from the company. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. We will need to hire additional personnel as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of March 31, 2025, we had 79 full-time employees, including 58 employees engaged in research and development activities.

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

Our ability to utilize our NOLs carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our NOL carryforwards that we generate in the future may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under current U.S. tax law, our federal NOLs generated in taxable years beginning after December 31, 2020 may be carried forward indefinitely, but such deductibility is limited to 80% of current year taxable income.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change (by value) in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income or tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have performed a Section 382 study and concluded that our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under current Good Manufacturing Practices (cGMP) regulations and will require a large number of test participants. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into an ATM offering program (the 2022 ATM Program), which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. In April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. During the three months ended March 31, 2025, we received aggregate proceeds from our 2022 ATM Program of $3.3 million, net of commissions and offering costs, from the issuance of 1,261,537 shares of our common stock. Any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Plan. The number of shares available for future grant under the 2021 Plan will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (A) five percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (as defined in the 2021 Plan). We have also reserved shares of common stock for issuance pursuant to our ESPP which number of shares will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (i) one percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board (as defined in the ESPP); provided, however, no more than 4,500,000 shares may be issued under the ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2021 Plan and the ESPP promptly following the effectiveness of any such increase. If our Board elects to increase the number of shares available for future grant under the 2021 Plan or the ESPP, our stockholders may experience additional dilution, and our stock price may fall.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

In March 2025, we notified the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) that we are not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to having only two members on the audit committee of our Board, due to a vacancy resulting from the resignation of Michael J.M. Hitchcock, Ph.D., from the audit committee effective as of March 25, 2025. We have the opportunity to regain compliance within the cure period provided in Nasdaq Listing Rule 5605(c)(4), as follows: until the earlier of (i) our next annual meeting of stockholders or (ii) one year from Dr. Hitchcock’s resignation, or March 25, 2026. However, if our annual stockholder meeting occurs within 180 days of Dr. Hitchcock’s resignation from the audit committee, we will instead have 180 days from Dr. Hitchcock’s resignation, or September 21, 2025, to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A). We are evaluating the membership of the audit committee and intend to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) by appointing a new or existing Board member who meets the independence requirements under Nasdaq rules and the Exchange Act prior to the expiration of the applicable cure period described above. However, there can be no assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements with respect to audit committee composition or otherwise. If we fail to comply with Nasdaq’s continued listing requirements, our common stock could cease to be listed for trading on Nasdaq and instead be available for trading only over-the-counter, which could further depress our stock price.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially own approximately 18% of our outstanding voting stock as of March 31, 2025. In particular, Thomas Butler, our former Chief Executive Officer, and Ramses Erdtmann were both executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC, and Bihua Chen is a director and an affiliate of the entities affiliated with Cormorant Asset Management. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

•
establish a classified Board so that not all members of our Board are elected at one time;
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
•
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of any products that we develop, if approved. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

We identified a significant deficiency in our internal controls over financial reporting pertaining to fiscal year ended December 31, 2024 and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. [For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 145% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades]. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

10.1	Employment Offer Letter Agreement by and between the Company and Michael J.M. Hitchcock				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: May 5, 2025	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)