Form 10-Q
period 2025-06-30
Biomea Fusion, Inc.
filed 2025-08-05
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40335

Biomea Fusion, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2520134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1599 Industrial Road San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 980-9099

900 Middlefield Road, 4th Floor, Redwood City, California 94063

(Former address, if changed since last report)

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

As of August 1, 2025, the registrant had 59,508,518 shares of common stock, $0.0001 par value per share, outstanding.

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
•
unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including supply chain issues, inflationary pressures, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war and civil and political unrest; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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
•
We are early in our development efforts and are substantially dependent on our product candidates, icovamenib (formerly BMF-219) and BMF-650. If we are unable to advance icovamenib, BMF-650 or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize icovamenib, BMF-650 or any of our future product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.
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
•
Our stockholders may experience substantial dilution from future sales and issuances of our capital stock, including upon the exercise of outstanding warrants issued in our underwritten public offering completed in June 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$56,224	$58,279
Prepaid expenses and other current assets	8,439	10,053
Total current assets	64,663	68,332
Property and equipment, net	2,831	3,766
Operating lease right-of-use assets	5,296	6,852
Restricted cash	369	369
Other non-current assets	4	619
Total assets	$73,163	$79,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,378	$12,932
Accrued expenses and other current liabilities	8,435	6,662
Operating lease liabilities, current	755	2,079
Total current liabilities	17,568	21,673
Operating lease liabilities, non-current	6,299	6,692
Warrant liability, non-current	21,786	—
Total liabilities	45,653	28,365
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 58,127,256 and 36,310,713 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	4
Additional paid-in capital	464,757	438,820
Accumulated deficit	(437,253)	(387,251)
Total stockholders' equity	27,510	51,573
Total liabilities and stockholders' equity	$73,163	$79,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$16,566	$31,825	$39,463	$65,601
General and administrative	4,710	7,073	11,525	14,356
Total operating expenses	21,276	38,898	50,988	79,957
Loss from operations	(21,276)	(38,898)	(50,988)	(79,957)
Interest and other income, net	536	1,622	986	3,620
Net and comprehensive loss	$(20,740)	$(37,276)	$(50,002)	$(76,337)
Net loss per common share, basic and diluted	$(0.51)	$(1.03)	$(1.29)	$(2.12)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	40,630,403	36,043,561	38,639,834	35,966,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$(387,251)	$51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	3,257
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	4	445,246	(416,513)	28,737
Purchases under employee stock purchase plan	95,421	—	117	—	117
Issuances of common stock under at the market equity offering program, net of issuance costs of $129	1,009,585	—	1,651	—	1,651
Issuance of common stock and pre-funded warrants under the public offering, net of issuance costs of $2,815	19,450,000	2	15,170	—	15,172
Stock-based compensation expense	—	—	2,573	—	2,573
Net loss	—	—	—	(20,740)	(20,740)
Balance at June 30, 2025	58,127,256	$6	$464,757	$(437,253)	$27,510

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—
Exercise of stock options	22,750	—	116	—	116
Stock-based compensation expense	—	—	5,022	—	5,022
Net loss	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	4	423,196	(287,886)	135,314
Issuance of restricted stock	16,833	—	—	—	—
Exercise of stock options	72,795	—	333	—	333
Purchases under employee stock purchase plan	161,271	—	737	—	737
Stock-based compensation expense	—	—	4,840	—	4,840
Net loss	—	—	—	(37,276)	(37,276)
Balance at June 30, 2024	36,184,485	$4	$429,106	$(325,162)	$103,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net loss	$(50,002)	$(76,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	935	843
Non-cash operating lease expense	1,557	1,376
Stock-based compensation expense	5,742	9,862
Change in fair value of warrant liability	(227)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,614	(687)
Other assets	615	(1,244)
Accounts payable	(4,703)	(1,058)
Accrued expenses and other current liabilities	1,308	2,503
Operating lease liabilities	(1,718)	69
Net cash used in operating activities	(44,879)	(64,673)
Investing Activities
Purchase of property and equipment	—	(94)
Net cash used in investing activities	—	(94)
Financing Activities
Proceeds from issuances of common stock under at the market equity offering program	5,032	—
Proceeds from issuance of common stock, common warrants and pre-funded warrants from public offering	37,800	—
Payments of financing costs	(125)	—
Proceeds from stock option exercise and purchases under the employee stock purchase plan	117	1,186
Net cash provided by financing activities	42,824	1,186
Net decrease in cash, cash equivalents, and restricted cash	(2,055)	(63,581)
Cash, cash equivalents, and restricted cash at the beginning of the period	58,648	177,236
Cash, cash equivalents, and restricted cash at the end of the period	$56,593	$113,655

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$35
Financing costs included in accounts payable and accrued liabilities	$619	$—

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$56,224	$113,286
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$56,593	$113,655

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

The Company is a clinical-stage diabetes and obesity medicines company dedicated to discovering and developing novel small molecules to treat and improve the lives of patients with diabetes, obesity and metabolic disorders. Since its inception in 2017, the Company has built its proprietary FUSIONTM System platform to design and develop a pipeline of novel covalent product candidates.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $437.3 million at June 30, 2025. As of June 30, 2025, the Company had cash, cash equivalents, and restricted cash of $56.6 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically financed its operations primarily through the sale of common stock and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for commercial sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2025, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025, except as described below.

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging - Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common warrants issued in connection with the June 2025 underwritten public offering (see Note 5) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in Interest and Other income, net in the condensed statements of operations and comprehensive loss. The Company estimates the fair value of the warranty liability using a Black-Scholes pricing model. The Company is required to make assumptions and estimates in determining an appropriate expected term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$53,845	$—	$—	$53,845
Total		$53,845	$—	$—	$53,845
Liabilities
Warrant liability	Level 3	$21,786	$—	$—	$21,786
Total		$21,786	$—	$—	$21,786

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$56,031	$—	$—	$56,031
Total		$56,031	$—	$—	$56,031

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and

3 during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there were no financial instruments classified as Level 2. There have been no realized or unrealized gains or losses recognized for the periods presented.

There were no investments as of June 30, 2025 and December 31, 2024, as such, no allowance for credit losses has been recognized as of June 30, 2025. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs:

Warrant Liability
Balance at December 31, 2024	$—
Issuance of common warrants	22,013
Change in fair value	(227)
Balance at June 30, 2025	$21,786

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid research and development cost	$4,972	$6,417
Security deposit	2,114	2,114
Prepaid insurance	696	496
Interest receivable	22	24
Other	635	1,002
Total prepaid expenses and other current assets	$8,439	$10,053

In September 2022, the Company entered into a thirty-month sublease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expired in July 2025. In connection with the sublease, the Company made a security deposit of $2.1 million which is included in other current assets on the balance sheet at June 30, 2025.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$3,928	$3,928
Leasehold improvements	3,439	3,439
Computer equipment	146	146
Furniture and fixtures	432	432
Total property and equipment, gross	7,945	7,945
Less: accumulated depreciation	(5,114)	(4,179)
Total property and equipment, net	$2,831	$3,766

Depreciation expense for the three and six months ended June 30, 2025 was $0.5 million and $0.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development materials and services	$5,001	$5,947

Accrued personnel expenses	2,810	452
Accrued professional services	414	60
Other	210	203
Total accrued expenses and other current liabilities	$8,435	$6,662

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2025, no dividends have been declared.

Public Offerings

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

In June 2025, the Company completed an underwritten public offering transaction in which it issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. The net proceeds to the Company from the offering were approximately $37.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $2.8 million. The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed balance sheet as of June 30, 2025.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and June 30, 2025, the warrant liability was revaluated at $21.8 million as of June 30, 2025. The change in fair value of $0.2 million has been recorded as other income.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	Common Warrants
	June 20, 2025 (issuance)	June 30, 2025
Common stock price	$1.81	$1.80
Expected dividend yield	—%	—%
Expected term (years)	1.5	1.5
Risk-free interest rate	4.0%	3.8%
Expected volatility	132.9%	134.1%

Common Stock Warrants

As of June 30, 2025, the following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Pre-funded warrants	June 20, 2025	None	$0.0001	550,000
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
				23,550,000

There were no warrants exercised during the three and six months ended June 30, 2025.

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

During the six months ended June 30, 2025, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares of its common stock.

Note 6. Stock-Based Compensation

Effective January 1, 2025, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 1,815,535 shares pursuant to the evergreen provision. As of June 30, 2025, 5,197,494 shares of common stock remained available for issuance under the 2021 Plan.

Effective January 1, 2025, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 363,107 shares pursuant to the evergreen provision of the ESPP. As of June 30, 2025, 850,949 shares of common stock remained available for issuance under the ESPP.

As of June 30, 2025, 1,839,250 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$1,568	$2,448	$3,488	$4,994
General and administrative	1,005	2,392	2,254	4,868
Total stock-based compensation expense	$2,573	$4,840	$5,742	$9,862

As of June 30, 2025, there was $15.4 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance, December 31, 2024	9,168,745	$10.19	7.6
Granted	772,880	$2.49
Exercised	—	—
Cancelled	(3,313,155)	$10.01
Balance, June 30, 2025	6,628,470	$9.38	6.7
Exercisable, June 30, 2025	4,422,597	$9.51	6.1

Note 7. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2025	2024
Stock options, issued and outstanding	6,628,470	9,289,437
Estimated shares issuable under the ESPP	38,747	18,184
Restricted stock, issued and outstanding	—	48,297
Common warrants to purchase common stock	23,000,000	—
Total	29,667,217	9,355,918

Note 9. Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing small molecule drugs to treat patients with metabolic diseases. The Company’s interim chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
External costs:
Clinical research organization expenses
COVALENT - 101	$926	124	$1,927	$582
COVALENT - 102	(142)	122	472	474
COVALENT - 103	859	885	1,598	1,580
COVALENT - 111	1,093	5,398	3,335	13,158
COVALENT - 112	311	1,530	813	3,263
Other clinical related expenses	843	4,913	3,330	8,816
Preclinical activities related expenses	1,594	3,624	3,550	6,589
Expenses related to manufacturing of clinical and research material	1,421	1,473	2,269	4,131
Other external costs	1,899	2,104	4,471	3,820
Internal costs:
Personnel-related expenses (including stock-based compensation)	5,693	9,498	13,520	19,005
Facilities and other allocated expenses	2,069	2,154	4,178	4,183
Total research and development expenses	$16,566	$31,825	$39,463	$65,601

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
External costs	$1,282	$1,716	$3,548	$3,514
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,020	4,964	7,110	10,067
Facilities and other allocated expenses	408	393	867	775
Total general and administrative expenses	$4,710	$7,073	$11,525	$14,356

Reconciliation of segment loss from operations to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss from operations of reportable segments	$(21,276)	$(38,898)	$(50,988)	$(79,957)
Interest and other income, net	536	1,622	986	3,620
Net loss	$(20,740)	$(37,276)	$(50,002)	$(76,337)

Note 10. Subsequent Events

On July 15, 2025, in connection with the completed underwritten public offering, the underwriters partially exercised their over-allotment option to purchase an additional 1,381,262 shares of common stock at an offering price of $2.00 per share. The gross proceeds from the offering pursuant to the over-allotment option were approximately $2.8 million, before deducting underwriting discounts and commissions and offering expenses.

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

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of June 30, 2025 icovamenib is being evaluated in type 1 and type 2 diabetes across two ongoing phase II clinical trials. With our strategic focus to become a diabetes and obesity medicines company, we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders.

Beyond icovamenib, we are utilizing our novel FUSION™ System to pioneer treatments against other high-value genetic drivers of disease. In October 2024, we announced the nomination of BMF-650 our investigational, next-generation, oral small molecule GLP-1 receptor agonist, which is currently advancing through IND-enabling studies. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Our goal is to utilize our capabilities and our FUSION™ System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of June 30, 2025, we had an accumulated deficit of $437.3 million. We incurred net losses of $50.0 million and $76.3 million for the six months ended June 30, 2025 and 2024, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of June 30, 2025, without any future financing, will only be sufficient to fund our operations into the second half of 2026. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the six months ended June 30, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program (as defined below).

In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share, and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. In July 2025, in connection with the completed underwritten public offering, the underwriters partially exercised their over-allotment option to purchase an additional 1,381,262 shares of common stock. The aggregate gross proceeds from the offering were approximately $42.8 million, before deducting underwriting discounts and commissions and offering costs.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and revaluation of the common warrants issued in connection with the June 2025 underwritten public offering (see Note 5). The common warrants are re-measured at each balance sheet date.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$16,566	$31,825	$(15,259)	$39,463	$65,601	$(26,138)
General and administrative	4,710	7,073	(2,363)	11,525	14,356	(2,831)
Total operating expenses	21,276	38,898	(17,622)	50,988	79,957	(28,969)
Loss from operations	(21,276)	(38,898)	17,622	(50,988)	(79,957)	28,969
Interest and other income, net	536	1,622	(1,086)	986	3,620	(2,634)
Net loss	$(20,740)	$(37,276)	$16,536	$(50,002)	$(76,337)	$26,335

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	$ Change	2025	2024	$ Change
External costs:
Clinical research organization expenses
COVALENT - 101	926	$124	$802	$1,927	$582	$1,345
COVALENT - 102	(142)	122	(264)	472	474	(2)
COVALENT - 103	859	885	(26)	1,598	1,580	18
COVALENT - 111	1,093	5,398	(4,305)	3,335	13,158	(9,823)
COVALENT - 112	311	1,530	(1,219)	813	3,263	(2,450)
Other clinical related expenses	843	4,913	(4,070)	3,330	8,816	(5,486)
Preclinical activities related expenses	1,594	3,624	(2,030)	3,550	6,589	(3,039)
Expenses related to manufacturing of clinical and research material	1,421	1,473	(52)	2,269	4,131	(1,862)
Other external costs	1,899	2,104	(205)	4,471	3,820	651
Internal costs:
Personnel-related expenses (including stock-based compensation)	5,693	9,498	(3,805)	13,520	19,005	(5,485)
Facilities and other allocated expenses	2,069	2,154	(85)	4,178	4,183	(5)
Total research and development expenses	$16,566	$31,825	$(15,259)	$39,463	$65,601	$(26,138)

Research and development expenses decreased by $15.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease of $11.4 million in external costs was primarily driven by a decrease of $9.1 million related to clinical activities, a decrease of $2.0 million related to preclinical and exploratory programs, a decrease of $0.1 million of manufacturing costs and a decrease of $0.2 million in other external costs related to consultants, advisors and other professional services to support our clinical studies. Personnel-related expenses decreased by $3.8 million, including stock-based compensation, due to a decrease in headcount.

Research and development expenses decreased by $26.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease of $20.6 million in external costs was primarily driven by a decrease of $16.4 million related to clinical activities, a decrease of $3.0 million related to preclinical and exploratory programs and a decrease of $1.9 million of manufacturing costs. This decrease in external costs was partially offset by an increase of $0.7 million in other external costs related to consultants, advisors and other professional services to support our clinical studies. Personnel-related expenses decreased by $5.5 million, including stock-based compensation, due to a decrease in headcount.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is primarily driven by a decrease of $1.9 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $0.4 million related to professional and legal services.

General and administrative expenses decreased by $2.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily driven by a decrease of $2.9 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount. The decrease is partially offset by an increase in facilities-related costs of $0.1 million.

Interest and other income, net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and revaluation of the common warrants issued in connection with the June 2025 underwritten public offering (see Note 5). The common warrants are re-measured at each balance sheet date.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock, pre-funded and common warrants and the issuance of unsecured promissory notes from inception through December 2020, issuance of our common stock through our IPO in April 2021, our secondary public offerings in March 2023 and June 2025 secondary public offerings and through sales under our 2022 ATM Program.

On October 14, 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration Statement) with the SEC relating to the registration of up to an aggregate of $350.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on October 24, 2022. In April 2023, pursuant to the Shelf Registration Statement, we sold an aggregate of 5,750,000 shares of common stock at a price of $30.00 per share in an underwritten public offering for gross proceeds of $172.5 million, resulting in net proceeds of $161.8 million after deducting underwriting discounts and commissions, and offering costs.

In June 2025, we completed an underwritten public offering, in which we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share, and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. Our net proceeds from the offering were approximately $37.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $2.8 million.

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler & Co. (Piper Sandler) with respect to an ATM offering program (the 2022 ATM Program), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $350.0 million originally registered under the Shelf Registration Statement) through Piper Sandler as the sales agent. Through June 30, 2025, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of June 30, 2025, we have $94.8 million available under the 2022 ATM Program.

As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $56.6 million and an accumulated deficit of $437.3 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of June 30, 2025, will only be sufficient to fund our operations into the second half of 2026. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash used in:
Operating activities	$(44,879)	$(64,673)
Investing activities	—	(94)
Financing activities	42,824	1,186
Net decrease in cash, cash equivalents, and restricted cash	$(2,055)	$(63,581)

Net Cash Used in Operating Activities

Net cash used in operating activities was $44.9 million during the six months ended June 30, 2025 and consisted of a net loss of $50.0 million offset by a decrease in net assets of $2.9 million and non-cash adjustments of $8.0 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.6 million, a decrease in other assets of $0.6 million, a decrease in accounts payable of $4.7 million and a decrease in operating lease liabilities of $1.7 million, offset by an increase in accrued expenses and other current liabilities of $1.3 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $5.7 million, operating lease expense of $1.6 million, depreciation expense of $0.9 million and a non-cash loss on the change in fair value of warrant liability of $0.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.0 million during the six months ended June 30, 2025.

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2024 and was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $42.8 million during the six months ended June 30, 2025 and primarily relates to net proceeds of $42.8 million from issuances of common stock and pre-funded warrants under the public offering and the 2022 ATM Program.

Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2024 and relates to proceeds received from stock option exercises and purchases under the employee stock purchase plan.

Contractual Obligations

As of June 30, 2025, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended June 30, 2025. We held $56.6 million in cash, cash equivalents, and restricted cash as of June 30, 2025. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of June 30, 2025. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Interim Chief Executive Officer and our President and Chief Operating Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed the clinical development of any product candidates, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, icovamenib, is currently under investigation in Phase II clinical trials in type 2 and type 1 diabetes. Our remaining product candidates, including BMF-650, are in the discovery or preclinical development stage. In January 2025, we announced that we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets, including BMF-500.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were

$50.0 million and $76.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $437.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of June 30, 2025 we had $56.6 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of June 30, 2025, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2025, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

We are early in our development efforts and are substantially dependent on our product candidates, icovamenib and BMF-650. If we are unable to advance icovamenib, BMF-650 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize icovamenib, BMF-650 or any other product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-650, IND-enabling studies as a next-generation oral GLP-1 receptor agonist. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib, BMF-650, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements, disruptions of staffing and operations at the FDA or other government agencies and timing due to any continued and prolonged public health emergencies such as the COVID-19 pandemic;
•
successful completion of preclinical studies, regulatory submissions and clinical trials;
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

Type 2 diabetes is a highly heterogeneous disease, and there are over sixty approved therapies being utilized in treating diabetes at various stages of the disease progression, with early lines of therapies largely genericized. There is also a significant industry pipeline of potentially emerging new treatments all addressing patients either in front line or as a follow-on treatment either in monotherapy or in combination.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Multiple recent executive orders have also been issued that have sought to address high prescription drug costs. For example:

•
On May 12, 2025, President Trump signed the executive order, “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of HHS to set and communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. Notably, a rule enacted under the first Trump Administration, also known as the “Most Favored Nations” rule, would have set Medicare Part

B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded by the former Biden Administration in August 2021. FDA Commissioner Makary also announced in July 2025 that FDA is contemplating a fast-track priority review voucher for drugs whose manufacturers commit to setting a price in line with drug pricing offered in economically similarly situated countries around the world. The effects of these proposals and how these proposals will be implemented are not yet known.
•
On April 15, 2025, President Trump signed the executive order, “Lowering Drug Prices by Once Again Putting Americans First,” which included a multitude of directives to the federal government to lower drug prices. This includes directing HHS to issue updated IRA drug price negotiation guidance, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. Among other provisions, the executive order also directs the government to evaluate the role of pharmacy benefit managers.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Prior to the passage of the One Big Beautiful Bill Act on July 4, 2025, orphan drugs had been exempted from the Medicare drug price negotiation program if they had only one orphan designation and for which the only approved indication is for that disease or condition. If a product had received multiple orphan designations, it would not qualify for the orphan drug exemption. The One Big Beautiful Bill Act eliminated this restriction, which will exempt all orphan drugs from the Medicare drug price negotiation program, regardless of the number of orphan designations, provided that the drugs are approved only for rare disease indications.

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

As of June 30, 2025, we had 63 full-time employees, including 45 employees engaged in research and development activities.

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

Our ability to develop icovamenib, BMF-500, BMF-650 or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, the United States government has imposed a 10% additional tariff on imports from China and may impose more restrictions on goods. As such, a trade war or other trade restrictions could lead to additional tariffs on the chemical intermediates we use that are manufactured in China. In addition, legislative proposals (for example, the BIOSECURE Act) were previously considered but not passed by Congress and, if enacted, would have negatively impacted U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. Third parties upon whom we rely were identified by these legislative proposals as “biotechnology companies of concern,” and the potential downstream adverse impacts of this proposed legislation – had it passed – would have included disruptions in carrying out their contractual duties or meeting expected deadlines and, as a result, delays in the manufacture and development of our product candidates. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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
•
adverse results or delays in preclinical studies and clinical trials such as the clinical hold on our INDs for the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, from June 2024 to September 2024;
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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or upon the exercise of outstanding warrants, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. In April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. During the six months ended June 30, 2025, we received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, from the issuance of 2,271,122 shares of our common stock. Any exercises of the common stock warrants or pre-funded warrants issued in the June 2025 underwritten public offering and any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Plan and our 2023 Inducement Equity Plan (the Inducement Plan). The number of shares available for future grant under the

2021 Plan will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (A) five percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (as defined in the 2021 Plan). We have also reserved shares of common stock for issuance pursuant to our ESPP which number of shares will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (i) one percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board (as defined in the ESPP); provided, however, no more than 4,500,000 shares may be issued under the ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2021 Plan and the ESPP promptly following the effectiveness of any such increase. If our Board elects to increase the number of shares available for future grant under the 2021 Plan, the ESPP or the Inducement Plan, our stockholders may experience additional dilution, and our stock price may fall.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

In March 2025, we notified the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) that we were not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) due to having only two members on the audit committee of our Board, due to a vacancy resulting from the resignation of Michael J.M. Hitchcock, Ph.D., from the audit committee effective as of March 25, 2025. We had the opportunity to regain compliance within the cure period provided in Nasdaq Listing Rule 5605(c)(4), as follows: until the earlier of (i) our next annual meeting of stockholders or (ii) one year from Dr. Hitchcock’s resignation, or March 25, 2026. However, if our annual stockholder meeting occurs within 180 days of Dr. Hitchcock’s resignation from the audit committee, we would instead have had 180 days from Dr. Hitchcock’s resignation, or September 21, 2025, to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A). On July 22, we appointed Julianne Averill to serve as a member of the Board and our audit committee. On August 4, 2025, we received a letter noting this delinquency was cured.

Although the audit committee deficiency has been remedied, there can be no assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements with respect to audit committee composition or otherwise. If we fail to comply with Nasdaq’s continued listing requirements, our common stock could cease to be listed for trading on Nasdaq and instead be available for trading only over-the-counter, which could further depress our stock price.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates, and principal stockholders beneficially own approximately 31% of our outstanding voting stock as of June 30, 2025. In particular, Thomas Butler, our former Chief Executive Officer, and Ramses Erdtmann were both executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We identified a significant deficiency in our internal controls over financial reporting pertaining to our fiscal year ended December 31, 2024 and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the OBBBA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the OBBA may affect us, and certain aspects of the OBBA could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the OBBA or any other newly enacted federal tax legislation. Changes in the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the OBBA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25.0% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10.0% additional tariff on imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs and increase existing tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Form of Pre-Funded Warrant	8-K	6/20/2025	4.1

4.5	Form of Common Stock Warrant	8-K	6/20/2025	4.2

10.1#	Employment Offer Letter Agreement by and between the Company and Michael J.M. Hitchcock	10-Q	5/5/2025	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: August 5, 2025	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)