Form 10-Q
period 2025-09-30
Biomea Fusion, Inc.
filed 2025-11-04
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 70,703,639 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to develop our product candidates for the treatment of type 1 and type 2 diabetes mellitus or other metabolic diseases and in various oncology indications;
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
•
Adverse global economic conditions, including supply chain issues, tariffs and inflationary pressures could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.
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
•
Our stockholders have experienced, and may continue to experience, substantial dilution from future sales and issuances of our capital stock, including upon the exercise of outstanding warrants issued in our underwritten public offerings completed in June 2025 and October 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$46,642	$58,279
Prepaid expenses and other current assets	2,798	10,053
Total current assets	49,440	68,332
Property and equipment, net	200	3,766
Operating lease right-of-use assets	5,178	6,852
Restricted cash	369	369
Other non-current assets	—	619
Total assets	$55,187	$79,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,397	$12,932
Accrued expenses and other current liabilities	8,381	6,662
Operating lease liabilities, current	787	2,079
Total current liabilities	15,565	21,673
Operating lease liabilities, non-current	6,089	6,692
Warrant liability, non-current	17,914	—
Total liabilities	39,568	28,365
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 59,508,518 and 36,310,713 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	4
Additional paid-in capital	469,273	438,820
Accumulated deficit	(453,660)	(387,251)
Total stockholders' equity	15,619	51,573
Total liabilities and stockholders' equity	$55,187	$79,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$14,401	$27,244	$53,864	$92,845
General and administrative	4,199	6,795	15,724	21,151
Impairment of long-lived assets	2,205	—	2,205	—
Total operating expenses	20,805	34,039	71,793	113,996
Loss from operations	(20,805)	(34,039)	(71,793)	(113,996)
Interest and other income, net	4,398	1,252	5,384	4,872
Net and comprehensive loss	$(16,407)	$(32,787)	$(66,409)	$(109,124)
Net loss per common share, basic and diluted	$(0.27)	$(0.91)	$(1.45)	$(3.03)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	59,848,325	36,220,736	45,787,018	36,052,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$(387,251)	$51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	3,257
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	4	445,246	(416,513)	28,737
Purchases under employee stock purchase plan	95,421	—	117	—	117
Issuances of common stock under at the market equity offering program, net of issuance costs of $129	1,009,585	—	1,651	—	1,651
Issuance of common stock and pre-funded warrants under the public offering, net of issuance costs of $2,815	19,450,000	2	15,170	—	15,172
Stock-based compensation expense	—	—	2,573	—	2,573
Net loss	—	—	—	(20,740)	(20,740)
Balance at June 30, 2025	58,127,256	6	464,757	(437,253)	27,510
Issuances of common stock under the public offering, net of issuance costs of $186	1,381,262	—	2,576	—	2,576
Stock-based compensation expense	—	—	1,940	—	1,940
Net loss	—	—	—	(16,407)	(16,407)
Balance at September 30, 2025	59,508,518	$6	$469,273	$(453,660)	$15,619

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	35,866,610	$4	$418,058	$(248,825)	$169,237
Issuance of restricted stock	44,226	—	—	—	—
Exercise of stock options	22,750	—	116	—	116
Stock-based compensation expense	—	—	5,022	—	5,022
Net loss	—	—	—	(39,061)	(39,061)
Balance at March 31, 2024	35,933,586	4	423,196	(287,886)	135,314
Issuance of restricted stock	16,833	—	—	—	—
Exercise of stock options	72,795	—	333	—	333
Purchases under employee stock purchase plan	161,271	—	737	—	737
Stock-based compensation expense	—	—	4,840	—	4,840
Net loss	—	—	—	(37,276)	(37,276)
Balance at June 30, 2024	36,184,485	4	429,106	(325,162)	103,948
Issuance of restricted stock	43,001	—	—	—	—
Exercise of stock options	10,794	—	69	—	69
Stock-based compensation expense	—	—	4,742	—	4,742
Net loss	—	—	—	(32,787)	(32,787)
Balance at September 30, 2024	36,238,280	$4	$433,917	$(357,949)	$75,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net loss	$(66,409)	$(109,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,362	1,279
Non-cash operating lease expense	1,674	2,096
Stock-based compensation expense	7,682	14,604
Change in fair value of warrant liability	(4,099)	—
Impairment of property and equipment	2,205	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,255	(3,331)
Other assets	619	874
Accounts payable	(6,531)	2,068
Accrued expenses and other current liabilities	1,708	2,350
Operating lease liabilities	(1,895)	(706)
Net cash used in operating activities	(56,429)	(89,890)
Investing Activities
Purchase of property and equipment	—	(280)
Net cash used in investing activities	—	(280)
Financing Activities
Proceeds from issuances of common stock under at the market equity offering program	5,032	—
Proceeds from issuance of common stock, common warrants and pre-funded warrants from public offerings	40,396	—
Payments of financing costs	(753)	—
Proceeds from stock option exercise and purchases under the employee stock purchase plan	117	1,255
Net cash provided by financing activities	44,792	1,255
Net decrease in cash, cash equivalents, and restricted cash	(11,637)	(88,915)
Cash, cash equivalents, and restricted cash at the beginning of the period	58,648	177,236
Cash, cash equivalents, and restricted cash at the end of the period	$47,011	$88,321

Non-cash financing and investing activities:
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$68
Financing costs included in accounts payable and accrued liabilities	$11	$—

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$46,642	$87,952
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$47,011	$88,321

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $453.7 million at September 30, 2025. As of September 30, 2025, the Company had cash, cash equivalents, and restricted cash of $47.0 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least one year past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically financed its operations primarily through the sale of common stock and warrants and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for commercial sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the preclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2025, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025, except as described below.

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

Income Taxes

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The Company evaluated the potential impact of the OBBBA legislation on its financial position, results of operations, and cash flows. However, due to the Company’s valuation allowance position on its deferred tax assets, the OBBBA did not have a material impact on the Company’s effective tax rate or cash flow in the current fiscal year.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$45,680	$—	$—	$45,680
Total		$45,680	$—	$—	$45,680
Liabilities:
Warrant liability	Level 3	$17,914	$—	$—	$17,914
Total		$17,914	$—	$—	$17,914

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$56,031	$—	$—	$56,031
Total		$56,031	$—	$—	$56,031

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2025 and 2024. There have been no realized or unrealized gains or losses recognized for the periods presented.

There were no investments as of September 30, 2025 and December 31, 2024, as such, no allowance for credit losses has been recognized as of September 30, 2025. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2024	$—
Issuance of common warrants	22,013
Change in fair value	(4,099)
Balance at September 30, 2025	$17,914

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid research and development cost	$1,743	$6,417
Security deposit	—	2,114
Prepaid insurance	438	496
Interest receivable	22	24
Other	595	1,002
Total prepaid expenses and other current assets	$2,798	$10,053

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$102	$3,928
Leasehold improvements	482	3,439
Computer equipment	146	146
Furniture and fixtures	432	432
Total property and equipment, gross	1,162	7,945
Less: accumulated depreciation	(962)	(4,179)
Total property and equipment, net	$200	$3,766

Depreciation expense for the three and nine months ended September 30, 2025 was $0.4 million and $1.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $0.4 million and $1.3 million, respectively.

During the third quarter of 2025, the Company ceased the use of its laboratory facility for research and development activities as part of its ongoing efforts to reduce operating costs. Following the cessation of laboratory activities, the leased facilities continued to be utilized for ongoing operating purposes. As a result, the Company evaluated the recoverability of its property and equipment previously used for research and development purposes and determined that the carrying value of certain assets was not recoverable and recorded a one-time impairment charge of $2.2 million which is included as an impairment of long-lived assets in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. The impairment charges primarily related to laboratory equipment and leasehold improvements. No impairment or modification was recorded for the right-of-use asset associated with the leased facilities, as the lease continues to be utilized for ongoing operating activities through the lease expiration. The Company reassessed the need for any further impairment through the date these financial statements were issued and determined no additional impairment indicators existed.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development materials and services	$4,945	$5,947
Accrued personnel expenses	2,938	452
Accrued professional services	354	60
Other	144	203
Total accrued expenses and other current liabilities	$8,381	$6,662

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2025, no dividends have been declared.

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

In July 2025, in connection with the completed underwritten public offering, the underwriters partially exercised their over-allotment option to purchase an additional 1,381,262 shares of common stock at an offering price of $2.00 per share. The net proceeds from the offering pursuant to the over-allotment option were approximately $2.6 million, after deducting underwriting discounts and commissions and offering costs of approximately $0.2 million.

The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed balance sheet as of September 30, 2025.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and September 30, 2025, the warrant liability was revalued at $17.9 million as of September 30, 2025. The change in fair value of $4.1 million has been recorded as other income.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	Common Warrants
	June 20,	September 30,
	2025	2025
	(issuance)	(period end)
Common stock price	$1.81	$2.02
Expected dividend yield	—%	—%
Expected term (years)	1.5	1.2
Risk-free interest rate	4.0%	3.6%
Expected volatility	132.9%	103.7%

Common Stock Warrants

As of September 30, 2025, the following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Pre-funded warrants	June 20, 2025	None	$0.0001	550,000
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
				23,550,000

There were no warrants exercised during the three and nine months ended September 30, 2025.

ATM Offering Agreement with Piper Sandler & Co.

On November 25, 2022, the Company entered into an equity distribution agreement (the 2022 ATM Agreement) with Piper Sandler & Co. (Piper Sandler), as sales agent, with respect to an ATM offering program (the 2022 ATM Offering Program). Pursuant to the prospectus supplement relating to the Offering (as defined below), dated as of November 25, 2022 (the Prospectus Supplement), the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, par value $0.0001 per share (the Common Stock), having an aggregate offering price of up to $100 million (the Shares) through Piper Sandler (the Offering).

The Offering was registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-267884), as previously filed with the SEC and declared effective on October 14, 2022 (the 2022 Registration Statement). The Company filed a prospectus supplement, dated November 25, 2022, with the SEC that provided for the sale of shares of common stock having an aggregate offering price of up to $100 million in connection with the 2022 ATM Offering Program.

On August 5, 2025, the Company filed a new shelf registration statement on Form S-3 (Registration Statement No. 333-267884), which was declared effective on August 15, 2025 (the 2025 Registration Statement), which replaced the previously filed 2022 Registration Statement. The 2025 Registration Statement included a prospectus, dated August 5, 2025, that provides for the sale of shares of common stock having an aggregate offering price of up to $100 million in connection with the 2022 ATM Offering Program.

The 2022 ATM Agreement contains customary representations, warranties and agreements by us, and customary indemnification and contribution rights and obligations of the parties. The Company agreed to pay Piper Sandler a placement fee of up to 3.0% of the aggregate gross proceeds from the sale. The Company also agreed to reimburse Piper Sandler for certain specified expenses in connection with entering into the 2022 ATM Agreement.

During the nine months ended September 30, 2025, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares of its common stock.

Note 6. Stock-Based Compensation

Effective January 1, 2025, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 1,815,535 shares pursuant to the evergreen provision. As of September 30, 2025, 1,875,557 shares of common stock remained available for issuance under the 2021 Plan.

Effective January 1, 2025, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 363,107 shares pursuant to the evergreen provision of the ESPP. As of September 30, 2025, 850,949 shares of common stock remained available for issuance under the ESPP.

As of September 30, 2025, 1,886,282 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

Repricing

On August 11, 2025 (the Repricing Effective Date), the Company's Board approved a repricing of certain outstanding vested and unvested stock option awards under the 2021 Plan for eligible non-executive employees and certain other service providers (the Repricing Participants). The per share exercise price of eligible stock option awards was reduced to $4.50. To receive the benefit of the repricing, Repricing Participants were required to remain an employee or service provider through the period (the Retention Period) that began on the Repricing Effective Date and ended on September 12, 2025 (the Retention Date). No other changes were made to the terms and conditions of the eligible stock option awards. The stock option repricing impacted approximately 2.6 million shares of common stock subject to stock option awards and affected 48 employees and service providers.

The repricing resulted in a total incremental stock-based compensation expense of $0.4 million, which was calculated using the Black-Scholes option pricing model, of which $0.3 million is associated with vested repriced options as of the Retention Date and was recognized on a straight-line basis over the Retention Period. The remaining $0.1 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the nine months ended September 30, 2025, the Company recognized $0.3 million of incremental stock-based compensation expense.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$1,075	$2,478	$4,563	$7,472
General and administrative	865	2,264	3,119	7,132
Total stock-based compensation expense	$1,940	$4,742	$7,682	$14,604

As of September 30, 2025, there was $12.2 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

The following table summarizes stock option activity:

	Outstanding Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance, December 31, 2024	9,168,745	$10.19	7.6
Granted	3,799,481	$1.74
Exercised	—	—
Cancelled	(3,957,351)	$9.76
Balance, September 30, 2025	9,010,875	$4.66	7.5
Exercisable, September 30, 2025	4,463,319	$6.79	5.6

Restricted Stock Units

The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Issued	954,000	$1.53
Vested	—	$—
Canceled/Forfeited	(61,500)	$1.53
Unvested at September 30, 2025	892,500	$1.53

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2025	2024
Stock options, issued and outstanding	9,010,875	9,131,129
Estimated shares issuable under the ESPP	110,144	64,758
Restricted stock, issued and outstanding	—	5,296
Restricted stock subject to future vesting	892,500	—
Common warrants to purchase common stock	23,000,000	—
Total	33,013,519	9,201,183

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
External costs:
Clinical research organization expenses
COVALENT - 101	$241	925	$2,168	$1,507
COVALENT - 102	668	(54)	1,140	420
COVALENT - 103	1,146	823	2,744	2,403
COVALENT - 111	1,032	5,152	4,367	18,311
COVALENT - 112	601	892	1,414	4,155
GLP - 131	255	—	255	—
Other clinical related expenses	1,396	2,345	4,726	11,160
Preclinical activities related expenses	1,191	1,707	4,741	8,296
Expenses related to manufacturing of clinical and research material	1,420	884	3,689	5,014
Other external costs	1,429	4,065	5,900	7,886
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,822	8,579	17,342	27,584
Facilities and other allocated expenses	1,200	1,926	5,378	6,109
Total research and development expenses	$14,401	$27,244	$53,864	$92,845

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
External costs	$1,375	$1,438	$4,923	$4,951
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,517	4,984	9,627	15,052
Facilities and other allocated expenses	307	373	1,174	1,148
Total general and administrative expenses	$4,199	$6,795	$15,724	$21,151

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Impairment of long-lived assets	$2,205	$—	$2,205	$—

Reconciliation of segment loss from operations to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss from operations of reportable segments	$(20,805)	$(34,039)	$(71,793)	$(113,996)
Interest and other income, net	4,398	1,252	5,384	4,872
Net loss	$(16,407)	$(32,787)	$(66,409)	$(109,124)

Note 10. Subsequent Events

On October 6, 2025, the Company completed an underwritten public offering in which it issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 12,195,121 shares of common stock at a per share exercise price of $2.50. The underwriters partially exercised their overallotment option to purchase additional common warrants to purchase 1,829,268 shares of common stock. The gross proceeds to the Company from the offering, including the proceeds from the underwriters' over-allotment option, were approximately $25.0 million, before deducting underwriting discounts and commissions and offering expenses.

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

Our lead clinical program’s drug candidate, icovamenib, is currently being developed as an orally bioavailable, and selective covalent inhibitor of menin in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity. Menin serves as a checkpoint to prevent beta cell proliferation. Thus, we believe inhibiting menin via icovamenib has the potential to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes. Menin is also an important transcriptional regulator known to play a direct role in oncogenic signaling in multiple cancers and in beta cell homeostasis.

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. As of September 30, 2025 icovamenib is being evaluated in type 1 and type 2 diabetes across two ongoing phase II clinical trials. In October 2025, we reported 52-week results from our Phase II COVALENT-111 trial of icovamenib in type 2 diabetes. With our strategic focus to become a diabetes and obesity medicines company, we are concluding our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders.

Beyond icovamenib, we are utilizing our novel FUSION™ System to pioneer treatments against other high-value genetic drivers of disease. In September 2025, we announced that BMF-650, our investigational, next-generation, oral small molecule GLP-1 receptor agonist (RA), received IND-clearance from the FDA. Initiation of our Phase I trial (GLP-131) for BMF-650 in obese, otherwise healthy volunteers is ongoing, and data is anticipated in the first half of 2026 With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity. Our goal is to utilize our capabilities and our FUSION™ System platform to become the leader in developing covalent small molecules to maximize the depth and durability of clinical benefit when treating various diseases.

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

As of September 30, 2025, we had an accumulated deficit of $453.7 million. We incurred net losses of $66.4 million and $109.1 million for the nine months ended September 30, 2025 and 2024, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of September 30, 2025, without any future financing, will only be sufficient to fund our operations into the first quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the nine months ended September 30, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program.

In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share, and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. In July 2025, in connection with the June 2025 underwritten public offering, the underwriters partially exercised their over-allotment option to purchase an additional 1,381,262 shares of common stock at an offering price of $2.00 per share. The aggregate gross proceeds from the offering, including the proceeds from the underwriters' over-allotment option, were approximately $42.8 million, before deducting underwriting discounts and commissions and offering costs.

In October 2025, we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 14,024,389 shares of common stock at a per share exercise price of $2.50, which included the underwriters' partial exercise to purchase additional common warrants. The gross proceeds to the Company from the offering, including the proceeds from the underwriters' over-allotment option, were approximately $25.0 million, before deducting underwriting discounts and commissions.

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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and Phase II clinical trial of icovamenib in type 1 diabetes, enrollment in our Phase I clinical trial for BMF-650, as well as any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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
•
our ability to maintain a continued acceptable safety profile of our product candidates following approval, if any, of any of our product candidates;
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

Impairment of long-lived assets

Impairment of long-lived assets consists of a one-time impairment charge (see Note 4).

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and revaluation of the common warrants issued in connection with the June 2025 underwritten public offering (see Note 5). The common warrants are re-measured at each balance sheet date.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$14,401	$27,244	$(12,843)	$53,864	$92,845	$(38,981)
General and administrative	4,199	6,795	(2,596)	15,724	21,151	(5,427)
Impairment of long-lived assets	2,205	—	2,205	2,205	—	2,205
Total operating expenses	20,805	34,039	(13,234)	71,793	113,996	(42,203)
Loss from operations	(20,805)	(34,039)	13,234	(71,793)	(113,996)	42,203
Interest and other income, net	4,398	1,252	3,146	5,384	4,872	512
Net loss	$(16,407)	$(32,787)	$16,380	$(66,409)	$(109,124)	$42,715

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	$ Change	2025	2024	$ Change
External costs:
Clinical research organization expenses
COVALENT - 101	$241	$925	$(684)	$2,168	$1,507	$661
COVALENT - 102	668	(54)	722	1,140	420	720
COVALENT - 103	1,146	823	323	2,744	2,403	341
COVALENT - 111	1,032	5,152	(4,120)	4,367	18,311	(13,944)
COVALENT - 112	601	892	(291)	1,414	4,155	(2,741)
GLP - 131	255	—	255	255	—	255
Other clinical related expenses	1,396	2,345	(949)	4,726	11,160	(6,434)
Preclinical activities related expenses	1,191	1,707	(516)	4,741	8,296	(3,555)
Expenses related to manufacturing of clinical and research material	1,420	884	536	3,689	5,014	(1,325)
Other external costs	1,429	4,065	(2,636)	5,900	7,886	(1,986)
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,822	8,579	(4,757)	17,342	27,584	(10,242)

Facilities and other allocated expenses	1,200	1,926	(726)	5,378	6,109	(731)
Total research and development expenses	$14,401	$27,244	$(12,843)	$53,864	$92,845	$(38,981)

Research and development expenses decreased by $12.8 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease of $7.4 million in external costs was primarily driven by a decrease of $4.7 million related to clinical activities, a decrease of $2.6 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, and a decrease of $0.5 million related to preclinical and exploratory programs. This decrease in external costs was partially offset by an increase of $0.5 million in manufacturing costs. Personnel-related expenses decreased by $4.8 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $0.7 million due to a decrease in rent and facilities-related costs.

Research and development expenses decreased by $39.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease of $28.0 million in external costs was primarily driven by a decrease of $21.1 million related to clinical activities, a decrease of $3.6 million related to preclinical and exploratory programs, a decrease of $2.0 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, and a decrease of $1.3 million in manufacturing costs. Personnel-related expenses decreased by $10.2 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $0.7 million due to a decrease in rent and facilities-related costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.6 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a decrease of $2.5 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $0.1 million related to facilities-related costs.

General and administrative expenses decreased by $5.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by a decrease of $5.4 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount.

Impairment of long-lived assets

Impairment of long-lived assets was $2.2 million for both the three and nine months ended September 30, 2025 and $0 for both the three and nine months ended September 30, 2024, attributable to a one-time impairment charge (see Note 4).

Interest and other income, net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and revaluation of the common warrants issued in connection with the June 2025 underwritten public offering (see Note 5). The common warrants are re-measured at each balance sheet date.

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock, pre-funded and common warrants and the issuance of unsecured promissory notes from inception through December 2020, issuance of our common stock through our IPO in April 2021, our secondary public offerings in March 2023, June 2025 and October 2025 and through sales under our 2022 ATM Program.

On October 14, 2022, we filed the 2022 Registration Statement with the SEC relating to the registration of up to an aggregate of $350.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. The 2022 Registration Statement was declared effective by the SEC on October 24, 2022. In April 2023, pursuant to the 2022 Registration Statement, we sold an aggregate of 5,750,000 shares of common stock at a price of $30.00 per share in an underwritten public offering for gross proceeds of $172.5 million, resulting in net proceeds of $161.8 million after deducting underwriting discounts and commissions, and offering costs. On August 5, 2025, we filed the 2025 Registration Statement with the SEC relating to the registration of up to an aggregate of $300.0 million in shares of our common stock, preferred stock, debt securities, warrants and units or any combination thereof to replace the 2022 Registration Statement. The 2025 Registration Statement was declared effective by the SEC on August 15, 2025.

In June 2025, we completed an underwritten public offering, in which we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share, and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. Our net proceeds from the offering were approximately $37.2 million, after deducting underwriting discounts and commissions and offering costs of approximately $2.8 million. In July 2025, in connection with the June 2025 underwritten public offering, the underwriters partially exercised their over-allotment option to purchase an additional 1,381,262 shares of common stock at an offering price of $2.00 per share. The net proceeds from the offering pursuant to the over-allotment option were approximately $2.6 million, after deducting underwriting discounts and commissions and offering costs of approximately $0.2 million.

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler with respect to the 2022 ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which was included in the $350.0 million originally registered under the 2022 Registration Statement and is now included in the $300.0 million originally registered under the 2025 Registration Statement) through Piper Sandler as the sales agent. Through September 30, 2025, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of September 30, 2025, we have $94.8 million available under the 2022 ATM Program.

In October 2025, we completed an underwritten public offering transaction in which we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 12,195,121 shares of common stock at a per share exercise price of $2.50. The gross proceeds to the Company from the offering, including the proceeds from the underwriter’s over-allotment option, were approximately $25.0 million, before deducting underwriting discounts and commissions and offering costs.

As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $47.0 million and an accumulated deficit of $453.7 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of September 30, 2025, will only be sufficient to fund our operations into the first quarter of 2027. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, preclinical development activities and laboratory testing for our product candidates;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in:
Operating activities	$(56,429)	$(89,890)
Investing activities	—	(280)
Financing activities	44,792	1,255
Net decrease in cash, cash equivalents, and restricted cash	$(11,637)	$(88,915)

Net Cash Used in Operating Activities

Net cash used in operating activities was $56.4 million during the nine months ended September 30, 2025 and consisted of a net loss of $66.4 million offset by a decrease in net assets of $1.2 million and non-cash adjustments of $8.8 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $7.3 million, a decrease in other assets of $0.6 million, a decrease in accounts payable of $6.5 million and a decrease in operating lease liabilities of $1.9 million, offset by an increase in accrued expenses and other current liabilities of $1.7 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $7.7 million, operating lease expense of $1.7 million, depreciation expense of $1.4 million, impairment of property and equipment of $2.2 million and a non-cash gain on the change in fair value of warrant liability of $4.1 million.

Net cash used in operating activities was $89.9 million during the nine months ended September 30, 2024 and consisted of a net loss of $109.1 million offset by an increase in net assets of $1.3 million and non-cash adjustments of $18.0 million. The increase in net assets consisted primarily of an increase in prepaid expenses and other current assets of $3.3 million, a decrease in other assets of $0.9 million, an increase in accounts payable of $2.1 million, an increase in accrued expenses and other current liabilities of $2.4 million and a decrease in operating lease liabilities of $0.7 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $14.6 million, operating lease expense of $2.1 million and depreciation expense of $1.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.0 million during the nine months ended September 30, 2025.

Net cash used in investing activities was $0.3 million during the nine months ended September 30, 2024 and was primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.8 million during the nine months ended September 30, 2025 and primarily relates to net proceeds of $44.7 million from issuances of common stock and pre-funded warrants under the public offering and the 2022 ATM Program, and $0.1 million of proceeds from stock option exercises and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $1.3 million during the nine months ended September 30, 2024 and relates to proceeds received from stock option exercises and purchases under the 2021 Employee Stock Purchase Plan.

Contractual Obligations

As of September 30, 2025, there have been no material changes from the contractual obligations and commitments as of December 31, 2024 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended September 30, 2025. We held $47.0 million in cash, cash equivalents, and restricted cash as of September 30, 2025. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of September 30, 2025. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed the clinical development of any product candidates, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, icovamenib, is currently under investigation in Phase II clinical trials in type 2 and type 1 diabetes. In September 2025, we announced that we received IND clearance from the FDA for BMF-650, and initiation of our Phase I trial in obese, otherwise healthy volunteers is ongoing. Our remaining product candidates are in the discovery or preclinical development stage. In January 2025, we announced that we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets, including BMF-500.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are early in our development efforts and have not yet completed the development of any of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products. We have financed our operations primarily through sales of our common stock, warrants and convertible preferred stock.

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $66.4 million and $109.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $453.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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
•
initiate and conduct clinical development of BMF-650;
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

As of September 30, 2025 we had $47.0 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of September 30, 2025, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2025, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-650, as a next-generation oral GLP-1 RA. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib, BMF-650, and one or more of our future product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
successful initiation, patient enrollment in, and completion of clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in type 1 diabetes as well as initiation of a Phase I clinical trial for BMF-650;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we have three product candidates, icovamenib, BMF-500 and BMF-650, under investigation in clinical trials. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, icovamenib, is in clinical development in type 1 and type 2 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of participants available to us, as some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. In addition, there may be limited participant pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that participants have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Participant enrollment for our ongoing and planned clinical trials may be affected by other factors, including:

•
our ability to identify clinical trial sites and recruit clinical trial investigators with the appropriate capabilities, competencies and experiences;
•
size and nature of the participant population;
•
severity of the disease under investigation;

•
availability and efficacy of approved drugs or other methods of treatment for the disease under investigation, or availability of competing clinical trials;
•
the design of clinical trials and whether the FDA or foreign regulatory agencies agree to the design and implementation of the trial;
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

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in significant delays in the of FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

Prior to the passage of the OBBBA on July 4, 2025, orphan drugs had been exempted from the Medicare drug price negotiation program if they had only one orphan designation and for which the only approved indication is for that disease or condition. If a product had received multiple orphan designations, it would not qualify for the orphan drug exemption. The OBBBA eliminated this restriction, which will exempt all orphan drugs from the Medicare drug price negotiation program, regardless of the number of orphan designations, provided that the drugs are approved only for rare disease indications.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Operating Officer and President, Ramses Erdtmann. The departure of key leadership personnel, such as the recent departures of our former Chief Executive Officer and Chief Financial Officer, may result in loss of significant knowledge and experience from the company. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. We will need to hire additional personnel as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of September 30, 2025, we had 42 full-time employees, including 28 employees engaged in research and development activities.

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
•
managing our internal development efforts effectively, including the clinical, FDA, and other comparable foreign regulatory agencies’ review process for icovamenib, BMF-500, BMF-650 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize icovamenib, BMF-500, BMF-650 and future product candidates will depend, in part, on our ability to effectively manage any future growth in company headcount. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of icovamenib, BMF-500, BMF-650 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In recent years, many changes to tax laws have been made, and changes are likely to continue to occur in the future. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. The OBBBA has not materially impacted the Company’s effective tax rate or cash flows in the current fiscal year. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, the United States government imposed a 10% additional tariff on imports from China in February 2025, announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. in September 2025, and may impose more restrictions on goods. As such, a trade war or other trade restrictions could lead to additional tariffs on the chemical intermediates we use that are manufactured in China. In addition, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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

The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:

•
the timing, progress, costs and results of our ongoing, planned or any future clinical trials, clinical development programs or preclinical studies;
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
•
sales of our common stock or securities exercisable for or convertible into shares of our common stock, by us or our stockholders in the future;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. In April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. During the nine months ended September 30, 2025, we received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, from the issuance of 2,271,122 shares of our common stock. In October 2025, we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 14,024,389 shares of common stock at a per share exercise price of $2.50, which included the underwriters’ partial exercise to purchase additional common warrants. Any exercises of the common stock warrants or pre-funded warrants issued in the June 2025 or October 2025 underwritten public offerings and any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Plan and our 2023 Inducement Equity Plan (the Inducement Plan). The number of shares available for future grant under the 2021 Plan will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (A) five percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the Committee (as defined in the 2021 Plan). We have also reserved shares of common stock for issuance pursuant to our ESPP which number of shares will automatically increase each year on January 1, from January 1, 2022 to January 1, 2031, by the lesser of (i) one percent of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board (as defined in the ESPP); provided, however, no more than 4,500,000 shares may be issued under the ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2021 Plan, the ESPP and the Inducement Plan promptly following the effectiveness of any such increase. If our Board elects to increase the number of shares available for future grant under the 2021 Plan, the ESPP or the Inducement Plan, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors and their respective affiliates, and principal stockholders beneficially own approximately 38% of our outstanding voting stock as of September 30, 2025. In particular, Thomas Butler, our former Chief Executive Officer, and Ramses Erdtmann were both executive officers and directors and are affiliates of Point Sur Investors Fund I, LP and Point Sur Investors LLC. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the OBBBA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the OBBBA may affect us, and certain aspects of the OBBBA could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the OBBBA or any other newly enacted federal tax legislation. Changes in the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the OBBBA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Additionally, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25.0% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10.0% additional tariff on imports from China. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. The new U.S. administration has threatened to continue to broadly impose tariffs and increase existing tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	5/27/2021	4.4

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Form of Pre-Funded Warrant	8-K	6/20/2025	4.1

4.5	Form of Common Stock Warrant	8-K	6/20/2025	4.2

10.1#	Amendment to Employee Offer Letter Agreement by and between the Company and Michael J.M. Hitchcock				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: November 4, 2025	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)