Form 10-K
period 2025-12-31
Biomea Fusion, Inc.
filed 2026-03-24
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2025, was $93,614,787.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2026 was 72,299,440.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2025 pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the initiation, timing, progress and results of our research and development programs, preclinical studies, clinical trials and investigational new drug applications (IND) and other regulatory submissions;
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
•
our ability to obtain sufficient funding or enter into strategic collaborations for the advancement of certain of our product candidate programs, such as for BMF-500;
•
our plan to rely on third parties to conduct and support preclinical and clinical development;
•
our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;

•
the impact of any global health emergencies or other related disruptions on our business;
•
the impact of new laws and regulations, amendments to existing laws and regulations, or changes in government agencies, in the United States and foreign countries;
•
unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including supply chain issues, inflationary pressures, market volatility, international tariffs, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war, and civil and political unrest; and
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act).

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
•
Our discovery and development activities are focused on the development of novel small molecule therapies to treat patients with diabetes and obesity, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant or viable market.
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
•
Adverse global economic conditions, including supply chain issues, tariffs and inflationary pressures, could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.
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

PART I

Item 1. Business

Overview

We are a clinical‑stage diabetes and obesity medicines company focused on the discovery and development of oral, small molecule drugs to treat and improve the lives of patients with diabetes, obesity, and other metabolic diseases.

The company was founded in 2017 with the goal of creating targeted treatments built through expertise in chemistry and a deep understanding of metabolic biology. Following the strategic realignment announced in 2025, we now operate as an organization centered on two of our core drug candidate development programs: (i) icovamenib, our lead clinical program’s drug candidate, currently being developed as an orally bioavailable, and selective, covalent inhibitor of menin in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity, and (ii) BMF-650, our investigational, next-generation oral glucagon-like peptide-1 GLP-1 receptor agonist (GLP-1 RA) in development for the treatment of obesity.

Today, we have approximately 40 employees and a streamlined operating structure that we believe emphasizes capital efficiency, scientific discipline and focused execution. Our research and development functions are supported by integrated clinical development, clinical operations, clinical pharmacology, regulatory affairs, pharmacovigilance and quality functions.

Members of our leadership and scientific teams have held roles at leading biotechnology and pharmaceutical companies such as Gilead Sciences, Inc. (Nasdaq: GILD), Genentech, Inc., Pharmacyclics, AbbVie Inc. (NYSE: ABBV), Johnson and Johnson, Inc. (NYSE: JNJ), and others. The team includes individuals who contributed to the invention or advancement of several approved medicines including imbruvica, remdesivir, and Harvoni. Our board of directors and scientific advisory board include experts in diabetes, obesity, metabolic disease, and drug development.

Our mission is to deliver transformative treatments that restore metabolic health. We aim to cure.

OUR PROGRAMS

Our current pipeline

OUR INITIAL FOCUS

Menin and Beta Cell Biology in Diabetes and Other Metabolic Diseases

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

Despite the availability of numerous treatment options, there remains a critical need for improved therapies that can modify disease progression rather than simply managing symptoms. The American Diabetes Association (ADA) categorizes diabetes based on etiology and onset. Type 1 diabetes is caused by an autoimmune attack on pancreatic beta cells leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood. Type 2 diabetes is characterized by progressive beta cell dysfunction and insulin resistance. The primary treatment objective, based on the ADA guidelines, is to achieve glycemic control, typically measured by reductions in HbA1c (glycated hemoglobin), a marker indicating average blood glucose over the past two to three months, to 6.5% or lower. Effective glycemic control is critical in preventing or delaying complications such as kidney disease, heart disease and nerve damage.

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

Diabetes progression of type 1 and type 2 driven by beta cell loss

Icovamenib – Our Oral Menin Inhibitor

Icovamenib is an orally bioavailable, and selective, covalent inhibitor of menin being developed in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity. Menin is a transcriptional regulator implicated in beta-cell dysfunction, and has been observed to induce transient reductions in menin protein levels in pancreatic islets, thereby modulating pathways associated with insulin secretion and glycemic control. As a potential short course therapy, we believe icovamenib could become an important addition to the diabetes treatment landscape particularly addressing those patients who failed their standard of care therapies.

Dual Potential Mechanism of Action

Icovamenib has demonstrated a generally well-tolerated safety profile in preclinical and early-stage clinical studies. Mechanistic studies support two potential modes of action: (i) increasing beta cell mass and function, thereby enhancing insulin synthesis and secretion, and (ii) upregulating GLP-1 receptor expression, which may contribute to improved glycemic control and metabolic benefits.

(i)
Restoration of Beta Cell Quantity and Function

Icovamenib has been observed in preclinical and early-stage clinical studies to increase beta cell quantity and function, addressing a fundamental deficiency in patients with diabetes. Through its proposed mechanism of action, icovamenib has been observed in non-clinical and early-stage clinical studies to promote glucose-regulated beta cell proliferation and enhance insulin synthesis and secretion. Through this targeted restoration of endogenous beta cell quantity and function, icovamenib has the potential to reestablish healthy insulin production and deliver a durable glycemic benefit beyond the treatment period.

(ii)
GLP-1 Receptor Expression

In addition to its observed effects on beta cell mass and function, icovamenib has been shown in preclinical studies to increase expression of the GLP-1 receptor, which may enhance incretin signaling and responsiveness to incretin-based therapies, thereby improving glucose metabolism. The findings from COVALENT-111 are consistent with the proposed mechanism, where patients already receiving a GLP-1 receptor-based therapy and remaining above glycemic targets experienced a reduction in HbA1c following a limited course of icovamenib. Icovamenib was also observed to increase the expression of GLP-1 in enterocyte cells cultured in vitro, suggesting the potential for additional incretin-based mechanisms in regulating blood glucose levels, enhancing appetite suppression and reducing body weight. In preclinical combination studies, icovamenib and a low dose of semaglutide together produced superior glycemic control, greater body weight reduction driven by selective fat loss, and preservation of lean mass compared to semaglutide alone. These findings support the potential for icovamenib to improve GLP-1 receptor activity in both preclinical and clinical settings and may provide benefit to patients who are not achieving treatment goals on GLP-1 therapy alone.

Due to the long half-life of beta cells, icovamenib is not intended as a chronic therapy for insulin deficient diabetes, but rather as a 12-week treatment produced lasting effects beyond the active dosing period.

Icovamenib - Proposed Mechanism of Action

We are currently investigating icovamenib in type 1 and type 2 diabetes through several clinical trials, as described more fully below. Through these trials, we are advancing icovamenib as a potential therapy for diabetes based on its observed ability to improve beta cell health and function. Loss of functional beta cell mass is a core characteristic in both type 1 diabetes and type 2 diabetes. In type 1 diabetes, autoimmune destruction leads to nearly complete loss of insulin producing beta cells. In type 2 diabetes, progressive metabolic dysfunction and beta cell exhaustion results in declining insulin secretion over time. Beta cells release insulin, a hormone which is required for glucose regulation, and the decline in beta cell mass leads directly to chronic hyperglycemia and its complications. Menin is understood to regulate beta cell turnover and growth. Controlled inhibition of menin has the potential to restore healthy beta cell populations. Icovamenib is being developed to potentially address this underlying driver of diabetes rather than only managing symptoms.

RECENT DEVELOPMENT RESULTS

Icovamenib - Phase II COVALENT-111 Clinical Results

We have completed the Phase II COVALENT-111 trial evaluating icovamenib in adults with type 2 diabetes. The full 52-week data showed durable and clinically meaningful improvements in glycemic control following a limited twelve-week dosing period. In the severe insulin deficient diabetes population receiving one or more antihyperglycemic agents at baseline, icovamenib achieved a sustained placebo adjusted HbA1c reduction of 1.5% at week 52.

Severe insulin-deficient diabetes patients - 12 weeks of icovamenib dosing

We also plan to evaluate icovamenib in the potential treatment of patients with type 2 diabetes who are not achieving glycemic target while receiving GLP-1 RA-based therapy. Data from the COVALENT-111 trial suggest that icovamenib may provide additional glycemic benefit in such patients. In the trial, patients receiving a GLP-1 receptor-based therapy at baseline who remained above glycemic targets achieved additional, clinically meaningful HbA1c improvement following a limited twelve-week course of icovamenib. At week 52, a post-hoc analysis of data from this population demonstrated a placebo adjusted mean HbA1c reduction of 1.8%. These findings are consistent with the mechanistic effects observed in non-clinical combination studies.

Post-hoc analysis of patients on a GLP-1 RA-based therapy not achieving target HbA1c <7% at enrollment

Icovamenib - COVALENT-111 Safety Results

Icovamenib was generally well-tolerated across all dosing arms through the 52-week observation period. No treatment-related serious adverse events were reported, and no participants discontinued treatment due to adverse events.

In addition, we successfully completed chronic toxicology studies in two species for icovamenib, further strengthening the program’s safety foundation. These studies demonstrated a favorable safety profile consistent with previously reported preclinical and clinical data. To date, more than 400 subjects have been dosed with icovamenib, with results indicating that the compound has been generally well-tolerated.

Icovamenib - COVALENT-121 Food Effect Study

During the fourth quarter of 2025, we completed the COVALENT-121 food-effect study in 60 participants. The study demonstrated that icovamenib achieved optimal pharmacokinetic exposure and maintained a safety profile consistent with prior clinical experience, when administered within 30 minutes after a meal. The results from this study informed dosing instructions intended to support consistent drug exposure in subsequent Phase II clinical studies, including our recently initiated studies, COVALENT-211 and COVALENT-212.

Icovamenib – COVALENT-211 and COVALENT-212 Clinical Studies

During the fourth quarter of 2025, the Company initiated two Phase II clinical studies to evaluate icovamenib in patients with type 2 diabetes. We expect to conduct a readout of the 26-week primary endpoint data in the fourth quarter of 2026.

COVALENT-211 is a Phase II, randomized, double-blind, placebo-controlled clinical trial assessing the efficacy and safety of icovamenib in participants with type 2 diabetes who are not achieving glycemic targets despite antihyperglycemic medications. The trial is expected to enroll approximately 60 patients. Participants are dosed with icovamenib 100 mg once daily for 12 weeks. The primary endpoint is mean change in HbA1c from baseline at week 26. Secondary endpoints include mean change in HbA1c from baseline at weeks 12 and 52, mean change in fasting plasma glucose from baseline at week 26 and safety.

COVALENT-212 is a Phase II, randomized, double-blind, placebo-controlled clinical trial assessing the efficacy and safety of icovamenib in participants with type 2 diabetes not achieving glycemic targets despite being on a GLP-1 RA-based therapy. The trial design, dosing regimen, and endpoints are similar in structure to COVALENT-211 and are intended to evaluate the efficacy and safety of icovamenib only in this patient population.

Icovamenib - COVALENT-112 Type 1 Diabetes

COVALENT-112 is a multi-site, randomized, double-blind, placebo-controlled Phase II trial evaluating icovamenib in healthy adults and adults with type 1 diabetes. The trial’s primary endpoint assesses the mean change from baseline in stimulated C-peptide AUC at Week 26. The former clinical hold imposed in June 2024 and lifted in September 2024, had a profound impact on the COVALENT-112 trial in type 1 diabetes, where over 90% of the targeted patient population was not able to complete dosing due to the clinical hold. We plan to conduct an analysis of patients who completed treatment, the results of which will inform future development decisions for icovamenib in type 1 diabetes, subject to the availability of resources.

BMF-650 – Our Oral, Next-Generation GLP-1 RA

Our other product candidate, BMF-650, is an investigational next-generation, oral, small molecule GLP-1 RA, for the treatment of obesity. GLP-1 is a naturally occurring incretin hormone that plays a vital role in glucose homeostasis and appetite regulation. GLP-1 RAs are a class of medications that bind to and activate GLP-1 receptors, mimicking the effects of native GLP-1. These agents have demonstrated robust clinical efficacy in improving glycemic control, promoting weight loss, and enhancing insulin sensitivity in individuals with type 2 diabetes and obesity.

BMF-650 demonstrated positive early preclinical activity, including improved glucose-stimulated insulin secretion, reduction in blood glucose concentration, and appetite suppression in cynomolgus monkeys. Comparative preclinical studies evaluating BMF-650 against a leading oral GLP-1 RA showed that BMF-650 exhibited higher oral bioavailability and a less variable pharmacokinetic profile, which may translate to improved tolerability and support successful dose escalation in clinical development.

In cynomolgus monkey studies, BMF-650 showed robust effects on metabolic function, including significant improvements in glucose control and glucose-stimulated insulin secretion consistent with findings from human donor islet experiments. Appetite suppression studies demonstrated that once daily oral administration of BMF-650 resulted in a clear, dose-dependent reduction in daily food intake and continuous, progressive weight loss over a 28-day treatment period. BMF-650 was well tolerated and maintained a favorable safety profile.

These findings support the potential of BMF-650 as an oral, next-generation GLP-1 RA designed to provide meaningful metabolic benefit while supporting long-term adherence for patients with obesity. Our development strategy with BMF-650 is centered on achieving enhanced oral bioavailability, reduced pharmacokinetic variability, and increased drug exposure overtime to support the development of a potential best-in-class, oral, small molecule GLP-1 RA.

BMF-650 - Phase I Trial GLP-131

BMF-650 is currently being evaluated in an ongoing Phase I GLP-131 clinical trial.

GLP-131 is a Phase I, randomized, double-blind, placebo-controlled, single and multiple ascending dose clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BMF-650 in otherwise healthy overweight or obese participants. We expect to announce the initial 28-day weight loss clinical data in the second quarter of 2026. Additional information regarding the trial is available on ClinicalTrials.gov under identifier NCT07223216.

OUR STRATEGY

Focused Execution to Advance to Late-Stage Development

We are committed to continue the development of our innovative therapies toward late-stage readiness. We believe we have the operational team in place to clinically advance each of our programs forward into late stage trials.

With our strategic focus to become a diabetes and medicines company, as announced in January 2025, we are concluding our studies exploring icovamenib’s potential in oncology and plan to explore partnerships to further advance our oncology assets (i.e. BMF-500), while concentrating internal resources on metabolic disorders.

Key Strategic Priorities

•
Execute Phase II Development of Icovamenib in Type 2 Diabetes:

Icovamenib, a potentially first-in-class oral, selective, covalent inhibitor of menin, has demonstrated the potential to restore beta cell function and mass, to improve glycemic control. We are prioritizing the development of icovamenib initially in two key patient populations with significant unmet medical need:

•
Severe Insulin Deficient Diabetes Patients: This population is estimated to include approximately 14 million of type 2 diabetes patients across the United States and European Union (EU), and more than 50 million patients in Asian countries. This population of patients exhibit the highest unmet medical need, experiencing high treatment failure rates, rapid progression to insulin-dependency, and poor cardiovascular outcomes. We are initiating a Phase II randomized, double, placebo-controlled clinical trial (COVALENT-211) assessing the efficacy and safety of icovamenib in participants with type 2 diabetes who are not achieving glycemic targets despite antihyperglycemic medications.

•
Patients not Achieving Glycemic Targets on GLP-1 RA-Based Therapies: Clinical and preclinical data support the potential of icovamenib to enhance the activity of GLP-1 RA-based therapies, leading to enhanced insulin production and superior glucose control. We are initiating a Phase II, randomized, double-blind, placebo-controlled clinical trial (COVALENT-212) assessing the efficacy and safety of icovamenib in participants with type 2 diabetes not achieving glycemic targets despite GLP-1 RA-based therapy.
•
Conclude the Phase I Trial of BMF-650 in Obesity and Advance BMF-650 within the Metabolic Pipeline: BMF-650, our next-generation oral GLP-1 RA candidate, is currently being evaluated in a Phase I trial. With its unique pharmacokinetic properties and encouraging preclinical efficacy profile, BMF-650 has the potential to provide a differentiated oral GLP-1 RA option for obesity and metabolic disease. We expect to announce initial Phase I data in the second quarter of 2026.
•
Evaluate Opportunities to Enhance the Potential of our Programs in Collaboration with Third Parties: We retain full worldwide development and commercialization rights to each of our product candidates. In the future, we may selectively enter into collaborations where we believe there is an opportunity to accelerate clinical development or enhance the potential of our product candidates. We intend to commercialize our product candidates in key markets either alone or with partners to maximize the value of our assets.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States clinically developing irreversible covalent binders specifically against menin. We define ourselves as targeted drug developers focused on irreversible covalent drugs and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our competitors also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. For example, the Wegovy® pill was approved in December 2025 and is indicated with a reduced calorie diet and increased physical activity for adults with obesity, or with overweight who also have weight-related medical problems, to help them lose weight and keep it off. We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with more favorable labeling than our product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate, and the availability of reimbursement from government and other third-party payors.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as other relevant inventions and improvements that we believe to be commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties. As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty (PCT) applications, and any patent applications that we might in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology or commercialize our product candidates. The PCT is a treaty with more than 150 contracting states that makes it possible to seek patent protection across multiple states by filing a single “international” application. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval of the new drug product is granted, provided statutory and regulatory requirements are met. The extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings began and the submission date of a new drug application (NDA), plus the time between the submission date of a NDA and the ultimate approval date. The extension period cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following the date of FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. A patent that covers multiple products for which extension is sought can be extended only in connection with one of the approvals. The USPTO reviews the application for any patent term extension or restoration in consultation with the FDA. In the future, if any of our product candidates receive approval by the FDA, we expect to apply for a patent term extension on issued patents covering the product, method of using it, or method for manufacturing it, depending upon the length of the clinical studies for the product and other factors. Outside the U.S., similar applications for patent term extensions or supplementary protection certificates are available in a limited number of countries. We expect to apply for such coverage where available.

There can be no assurance that the USPTO or any other patent office outside the U.S. will approve any of our applications for patent term extensions or supplementary protection certificates. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. A patent term may be inadequate to protect our competitive position on our products, if approved, for an adequate amount of time.

As of December 31, 2025, we owned seven issued U.S. patents, more than 100 U.S. and outside U.S. pending patent applications, directed to compositions of matter, methods of treatment, and methods of making with respect to our product candidates, including icovamenib, BMF-500 and BMF-650.

Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO or other foreign jurisdiction are often significantly narrowed by the time they issue, if they issue at all. None of our pending PCT patent applications are eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file a national stage patent applications, we may lose our priority date in that country with respect to that PCT patent application and any patent protection on the inventions disclosed in such PCT patent application. Our provisional patent applications might never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional and/or PCT patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional or PCT patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and PCT patent applications relating to our provisional patent applications, and we intend to timely file national stage patent applications relating to our PCT patent applications, we cannot predict whether any of our current or future patent applications related to icovamenib, or any of our other product candidates, will issue as patents. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we obtain for our product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Additionally, even if any of our patent applications issue as patents, the patents covering our proprietary technologies and our product candidates would be expected to expire between 2039 and 2045.

In addition to patent applications, we rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. In particular, we consider various aspects of our irreversible binder discovery platform to constitute our trade secrets and know-how. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We cannot guarantee that we have, or that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any person to whom we disclose such information. These agreements may also be breached, and we may not have an adequate remedy for any such breach. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our product candidates and any future proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we might be unable to meaningfully protect our trade secrets and proprietary information.

For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks related to our intellectual property.”

License and Partnership Agreements

As of December 31, 2025, we did not have any license or partnership agreements related to any of our programs. As these programs and our business evolve, we may consider entering into a potential license or partnership and may explore partnerships to further advance our oncology assets while concentrating our internal resources on metabolic disorders. A potential partnership could provide non-dilutive funding and access to additional capabilities and expertise that a partner could provide to enhance the overall probability of program success.

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

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of endocrinologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval. We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory studies, animal studies and formulation studies in accordance with the FDA’s good laboratory practice (GLP) requirements and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually or when certain changes are made;
•
approval by an independent Institutional Review Board (IRB), or ethics committee at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (GCPs), and other clinical-trial regulations, to establish the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
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

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial or imposes a full or partial clinical hold on the IND within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase IV studies may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of participants in the intended therapeutic indication. In certain instances, such as for drugs granted accelerated approval, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

There also are requirements governing the registration and reporting of ongoing and completed clinical trials to public registries. For example, information about certain clinical trials must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors and patients may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notifications of noncompliance, civil monetary penalties, and also prevent the non-compliant party from receiving future grant funds from the federal government.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review portions of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the portions of the NDA, the FDA agrees to accept portions of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first portions of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as rolling review, priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the approved used or indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved used or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other potential benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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
•
fines, FDA Form 483s, warning letters, or untitled letters;
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

In addition, drugs can also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

•
The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, which affords consumers expanded privacy protections. For example, the CCPA gives California residents expanded rights to access and request deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA was expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) became fully operative. The CPRA, among other things, gave California residents the ability to limit use of certain sensitive personal information, further restricted the use of cross-contextual advertising, established restrictions on the retention of personal information, expanded the types of data breaches subject to the CCPA’s private right of action, provided for increased penalties for CPRA violations concerning California residents under the age of 16, and established a new privacy protection agency, now known as CalPrivacy;
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
•
The IRA also includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have at least one orphan designation and any approved indications are for rare diseases. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.
•
The One Big Beautiful Bill Act of 2025 (OBBBA) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (MFN) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Human Capital Resources

As of December 31, 2025, we had 41 full-time employees, 27 of whom were engaged in research and development activities. We believe we have good relationships with our employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Our principal executive office is located at 1599 Industrial Road, San Carlos, California 94070, and our telephone number is (650) 980-9099. Our website address is www.biomeafusion.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed the clinical development of any product candidates, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, icovamenib, is currently under investigation in Phase II clinical trials in type 2 diabetes. In September 2025, we announced that we received IND clearance from the FDA for BMF-650, and initiated our ongoing Phase I trial in obese, otherwise healthy volunteers. In January 2025, we announced that we plan to conclude our studies exploring icovamenib’s potential in oncology and explore partnerships to further advance our oncology assets, including BMF-500.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $61.8 million and $138.4 million, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $449.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of icovamenib for the treatment of patients with type 2 diabetes;
•
explore the potential clinical utility of icovamenib in other metabolic disorders, including pre-diabetes and obesity;
•
explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I study), while concentrating internal resources on metabolic disorders;
•
conduct clinical development of BMF-650;
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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. Icovamenib, our lead product candidate, is advancing in clinical development. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in preclinical studies or early clinical trials may not be replicated in later-stage clinical trials. If approved, icovamenib is not intended as a chronic therapy for insulin deficient diabetes, which could further limit our ability to achieve profitability. All of our current and future product candidates will require preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our preclinical studies and clinical trials for icovamenib, BMF-650 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the ongoing clinical and preclinical development of icovamenib, BMF-650 and any future product candidates;

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
•
our ability to demonstrate to the satisfaction of the FDA and comparable foreign regulatory authorities the safety, efficacy, consistent manufacturing quality, and acceptable risk-benefit profile of our novel small molecule product candidates or any future product candidates;
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

We are currently focused on the discovery and development of novel small molecules to treat patients with diabetes and obesity. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our current product candidates and any future product candidates. Although we had previously pursued the development of icovamenib in cancer and metabolic diseases, in January 2025, we announced that our strategic focus for icovamenib will be in metabolic disorders and that we will conclude our studies exploring BMF-500’s potential in oncology and explore partnerships to advance our oncology assets.

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

As of December 31, 2025, we had $56.2 million in cash, cash equivalents and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2025, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report on Form 10-K. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2025, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report on Form 10-K. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past, such as in the case of the closure and subsequent placement into receivership with the Federal Deposit Insurance Corporation (FDIC) of Silicon Valley Bank (SVB) in March 2023, and may in the future lead to market-wide liquidity problems. In these cases, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Risks Related to Product Development

Our discovery and development activities are focused on the development of novel small molecule therapies, initially targeted at menin, to treat patients with diabetes and obesity, and the approach we are taking to discover and develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant market.

The discovery and development of small molecule therapies for patients with diabetes and obesity, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing covalent therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk for toxicity is posed by these small molecule binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent and non-covalent product candidates.

Our lead product candidate, icovamenib, and our next-generation product candidate, BMF-650, are in clinical development. Our current data is primarily limited to clinical data in a relatively small patient population for icovamenib, as well as animal models and preclinical cell lines for icovamenib, BMF-500 and BMF-650. These results may not be replicated in larger clinical trials, or, in the case of preclinical data, translate into humans. As such, even if we are able to develop novel small molecule therapy candidates that demonstrate positive results in preclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-650, as a next-generation oral GLP-1 RA. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib, BMF-650. The success of our product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements, disruptions of staffing and operations at the FDA or other government agencies and timing due to any continued and prolonged public health emergencies;
•
successful completion of preclinical studies, regulatory submissions and clinical trials;
•
receipt of authorization to proceed under INDs for our planned clinical trials or future clinical trials;

•
successful initiation, patient enrollment in, and completion of current and future clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in insulin-deficient type 2 diabetes as well as our Phase I clinical trial for BMF-650;
•
successful partnerships to further advance our oncology assets;
•
whether icovamenib, BMF-650 or any other product candidates that we may identify and pursue will demonstrate safety, tolerability and efficacy profiles that are satisfactory to the FDA or any foreign regulatory authority for marketing approval;
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

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for our product candidates even if we expend substantial time and resources seeking their development and approval. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which could materially adversely affect our business. If we do not receive regulatory approvals for our current or future product candidates, we will not be able to continue our operations.

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

In order to obtain FDA approval to market a novel small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we are advancing two product candidates, icovamenib and BMF-650. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, icovamenib, is in clinical development for type 2 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

In addition, disruptions caused by continued and prolonged public health emergencies, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials. Any inability to successfully initiate or complete preclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products, if and when approved, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether icovamenib, or BMF-650 will perform in clinical trials as they have performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational product candidates, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular participant, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We face risks related to global health emergencies such as a pandemic, epidemic, or outbreak of an infectious disease, which could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.

Any global health emergency such as a pandemic, epidemic, or outbreak of an infectious disease, we have experienced, and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
interruptions or delays to our sourced discovery and clinical activities; and
•
changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during any global health emergency.

If we experience delays or difficulties in the enrollment and/or retention of eligible participants in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

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
•
delays in or temporary suspension of the enrollment of participants in our planned clinical trials due to any continued and prolonged public health emergency;
•
ability to obtain and maintain participant consents;
•
participant referral practices of physicians;
•
the ability to monitor participants adequately during and after treatment; and
•
proximity and availability of clinical trial sites for prospective participants.

These factors may make it difficult for us to enroll enough participants to complete our clinical trials in a timely and cost-effective manner. Our inability to enroll a sufficient number of eligible participants for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of eligible participants for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that icovamenib, BMF-650, knowledge, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

The incidence and prevalence for target patient populations of icovamenib and BMF-650 are based on estimates and third-party sources. If the market opportunities for icovamenib and BMF-650 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations for particular diseases based on various third-party sources and internally generated analysis and use such estimates in making decisions regarding our drug development strategy and determining indications on which to focus in non-clinical or clinical trials.

The incidence and prevalence for target patient populations of icovamenib and BMF-650 are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for icovamenib, BMF-650 or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States clinically developing irreversible covalent binders specifically against menin. We define ourselves as targeted drug developers focused on covalent small molecule therapeutics and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may be or may become interested in discovery and development of covalent binders that may compete with us against menin or related targets at scale and in an integrated way. Even if they do not advance programs with the same mechanism of action as ours, these companies could develop products or product candidates that are competitive with ours or that have a superior product profile, and may do so at a rapid pace. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and participant enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target binding against protein targets of interest to us.

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

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with diabetes and obesity. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. For example, the Wegovy® pill was approved in December 2025 and is indicated with a reduced calorie diet and increased physical activity for adults with obesity, or with overweight who also have weight-related medical problems, to help them lose weight and keep it off. If icovamenib, BMF-650 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

Our novel small molecule product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational product candidates that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational product candidates, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

Icovamenib, BMF-500, BMF-650 or future product candidates may be used in populations for which safety concerns may be reviewed by regulatory agencies. For example, if the administration of icovamenib leads to levels of menin inhibition that far exceed those achieved by well-studied non-covalent menin inhibitors, it is possible that participants' responses could be both unexpected and negative. In addition, we or our future collaborators may study icovamenib in combination with other therapies, which may exacerbate adverse events associated with the therapy. Further, our product candidates may be used in participants that have weakened immune systems, which may exacerbate any potential side effects associated with their use. Participants treated with icovamenib, BMF-500, BMF-650 or any of our future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill participants in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such participants may be using or due to the gravity of such participants’ illnesses. For example, it is expected that some of the participants enrolled in our clinical trials of icovamenib will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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
•
our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business.

Interim, “top-line”, and preliminary data from our clinical trials that we announce or publish from time to time may change as more participants data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have announced or published, and may continue to publicly disclose, interim, preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, study population size, safety database size, interpretations of data or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be adversely affected, which could materially adversely affect our business, financial condition and results of operations.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of this Annual Report on Form 10-K titled “Business—Government Regulation—Coverage and Reimbursement.”

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

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our product candidates, ensuring regulatory compliance of our future approved products, the company, employees and third parties under applicable healthcare laws and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenue from them or be able to reach or sustain profitability.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may suspend or prohibit completion of our clinical trials, such as through the clinical hold placed on our INDs for the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, which was lifted in September 2024, or they may disagree with the design or implementation of our clinical trials or require us to modify the design of our clinical trials, including additional procedures and contingency measures in response to public health emergencies like a pandemic, or as required by clinical sites, IRBs, the FDA or other regulatory authorities;
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

•
staffing changes and backlogs at the FDA, or other comparable foreign regulatory authorities may create unexpected delays in the review and approval of any applications we may submit;
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

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the use or indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved use or indication for seven years, except in circumstances such as a showing of clinical superiority to the product with orphan product exclusivity in instances of supply issues.

Even if we obtain ODD for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs may be approved for the same approved use or indication. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same approved use or indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process.

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

Federal agencies in the U.S., including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints.The FDA is currently funded through September 30, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the United States Patent and Trademark Office (USPTO) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years and may continue to fluctuate as a result of these factors. Disruptions at the FDA, the SEC, the USPTO and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials.

For example, the U.S. government has shut down several times. Most recently, from October 1, 2025 through November 12, 2025, the government experienced a full shutdown and from January 31, 2026 through February 3, 2026, the government experienced a partial shutdown, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. As of February 2026, most government agencies have been funded through September 2026, however if a future prolonged government shutdown occurs again, it could result in significant delays in the of FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Our product candidates and the activities associated with their development and potential commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, tracking and tracing requirements, GLP requirements, and GCP requirements, for any clinical trials that we conduct post-approval. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug. Failure to do so could result in the FDA sending a noncompliance letter, or placing the product on a list of discontinued products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
•
fines, FDA Form 483s, warning or untitled letters or holds on clinical trials;
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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Although physicians may prescribe products for “off-label” uses in the exercise of their independent professional judgment, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

There are numerous domestic and foreign laws, regulations, and other legal obligations regarding privacy, data protection, and information security, the scope of which are changing and subject to differing applications and interpretations, and which may be inconsistent among jurisdictions or conflict with each other. Privacy, data protection, and information security laws and regulations worldwide are, and are likely to remain, uncertain for the foreseeable future, and the actual or perceived failure to address or comply with them by us or our partners, customers, vendors, or other related third-parties could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers; reduce the use of our products, result in litigation and liability, cause a material adverse impact to business operations or financial results, or otherwise result in material harm to our business.

In the U.S., numerous states have in recent years introduced and enacted more and more comprehensive privacy, data protection, and information security laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, affords consumers expanded privacy protections, including expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. Similar privacy laws have been proposed at the federal level and in other states, creating a complicated national patchwork. Furthermore, some states have proposed or enacted legislation specifically focused on health privacy, such as Washington’s My Health My Data Act, with similar statutes in Nevada and Connecticut. The effects of state privacy laws are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

Moreover, in the United States, most healthcare providers, including research institutions from which we obtain participant health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH, and their respective implementing regulations. Compliance with HIPAA and HITECH may require us to modify our data processing policies and to incur substantial costs and expenses.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

Additionally, we may use and integrate artificial intelligence into our business processes, both in our own development and implementation of artificial intelligence through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, information technology, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of artificial intelligence technologies. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.

We may in the future receive inquiries or be subject to investigations, proceedings, or actions by governmental entities, or litigation by private parties, regarding our privacy, data protection, and information security practices, which could result in a cause a material adverse impact to our business operations or financial results, or otherwise result in material harm to our business, including without limitation, interruptions of or requirements to make changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary data processing, or other remedies that adversely affect our business.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Operating Officer and President, Ramses Erdtmann. The departure of key leadership personnel, such as the departures of our former Chief Executive Officer and Chief Financial Officer in 2025, may result in loss of significant knowledge and experience from the company. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. We will need to hire additional personnel as we initiate and expand our clinical development and if we initiate commercial activities. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2025, we had 41 full-time employees, including 27 employees engaged in research and development activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize icovamenib, BMF-650, BMF-500 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In recent years, many changes to tax laws have been made, and changes are likely to continue to occur in the future. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Although the OBBBA has not materially impacted our effective tax rate or cash flows in the current fiscal year, it cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. While pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. As such, a trade war or other trade restrictions could lead to additional tariffs on the chemical intermediates we use that are manufactured in China.

In addition, U.S. legislation, referred to as the BIOSECURE ACT, went into effect on December 18, 2025 as part of the National Defense Authorization Act of 2026, may have the effect of restricting the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Any of these matters could materially adversely affect our business, financial condition and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to foreign currency fluctuations in the value of the local currency as future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines outside the United States, including in China.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, qualified personnel, their equipment and facilities and any applicable licenses or approvals. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

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
•
manufacturing processes and testing methods may need to be transferred to a new manufacturer, or we or others on our behalf may need to develop substantially equivalent processes and testing methods for, the production of our product candidates;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In October 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. During the year ended December 31, 2025, we received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, from the issuance of 2,271,122 shares of our common stock. In April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. In October 2025, pursuant to a registration statement on Form S-3 filed in August 2025, we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 14,024,389 shares of common stock at a per share exercise price of $2.50, which included the underwriters’ partial exercise to purchase additional common warrants. As of December 31, 2025, all pre-funded warrants issued in the June 2025 and October 2025 underwritten public offerings have been registered but any exercises of the common stock warrants issued in the June 2025 or October 2025 underwritten public offerings and any additional sales or issuances of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

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

We must continue to satisfy Nasdaq continued listing requirements, including, among other things, certain corporate governance requirements such as Nasdaq Listing Rule 5605(c)(2)(A) (Rule 5605(c)(2)(A)), which requires companies listed on The Nasdaq Stock Market LLC (Nasdaq) to have an audit committee consisting of three independent directors. In March 2025, we notified the Listing Qualifications Department of Nasdaq that we were not in compliance with Rule 5605(c)(2)(A) due to having only two members on the audit committee of our Board. In July 2025, we appointed Julianne Averill to serve as a member of the Board and our audit committee and regained compliance with Rule 5605(c)(2)(A). However, there can be no assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements with respect to audit committee composition or otherwise. If we fail to comply with Nasdaq’s continued listing requirements, our common stock could cease to be listed for trading on Nasdaq and instead be available for trading only over-the-counter, which could further depress our stock price.

Our management and directors own our stock and may be able to exert influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially own approximately 5% of our outstanding voting stock as of December 31, 2025. These stockholders, acting together, may be able to impact matters requiring stockholder approval, particularly if their collective ownership in our company increases. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal controls over financial reporting. However, while we remain an “emerging growth company,” as defined in the JOBS Act, or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal controls over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

We previously identified a significant deficiency in our internal controls over financial reporting pertaining to our fiscal year ended December 31, 2024 and although it has been remediated, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

If our security measures are compromised, or the security, confidentiality, integrity, or availability of our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse impact.

If we or third parties related to us (such as our partners, CROs, and CMOs) experience any material cybersecurity incidents that result in any deletion or destruction of, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, sensitive, confidential, or proprietary information, including trade secrets, other intellectual property, and personal information (Sensitive Information), or a compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications, or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity, and financial loss. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Systems containing Sensitive Information are vulnerable to service interruptions, malfunction, natural disasters, terrorism, war, software and hardware failures, telecommunication and electrical failures, theft or loss from inadvertent or intentional actions by employees, contractors, consultants, business partners and/or other third parties, malware, malicious code (such as viruses and worms), software bugs, ransomware, denial-of-service attacks (including credential stuffing), social engineering and other means that affect service reliability and threaten the security, confidentiality, integrity and availability of information.

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and now include potential attacks enhanced or facilitated by artificial intelligence. We or third parties related to us may also experience cybersecurity incidents, data breaches or other compromises that may remain undetected for an extended period. Further, we have outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Sensitive Information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may also be vulnerable to disruptions in service and unauthorized access or misuse of our Sensitive Information. Like other companies in our industry, we, and third parties related to us, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure.

While we implement commercially reasonable information security safeguards, consistent with companies of the same size and scope as ours, there is no guarantee that our security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties related to us, will prevent breakdowns, data breaches or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, misuse, or dissemination of, or damage to, Sensitive Information that could have a material adverse impact. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems, data breaches, cybersecurity incidents, or other compromises could result in the loss, misappropriation and/or unauthorized access, use or disclosure or other compromise of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information and Sensitive Information), which could result in a material adverse impact including financial, legal, business and reputational harm. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under privacy, data protection, and information security laws and regulations, including litigation and governmental investigations and fines or penalties, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact.

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

Moreover, our use of new and evolving technologies, such as artificial intelligence, in our operations and the operations of third parties upon which we rely, presents new risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. For example, our use of artificial intelligence-based software may lead to inadvertent release, disclosure, or compromise of Sensitive Information or other confidential information through the use of generative artificial intelligence tools, or other cybersecurity incidents may arise that may impact us.

Our insurance policies, including cybersecurity liability insurance, may not be adequate to compensate us for the potential losses arising from any such cybersecurity incident, data breach, or compromise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Our business could be negatively impacted by corporate citizenship and environmental, social and corporate governance (ESG) matters and/or our reporting of such matters.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. The current U.S. administration has threatened to continue to broadly impose tariffs and increase existing tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

ESG matters may impact our business and reputation.

In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

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

Governance

Our Board oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the Board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, when applicable, and reports from management on our enterprise risk profile on an annual basis. The Audit Committee reviews our information technology environment risk, which is inclusive of our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the prevention, detection, and mitigation efforts of our cybersecurity program, as well as our remediation of cybersecurity incidents, as applicable.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. Our Head of Information Technology and the Cybersecurity Committee are responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Head of Information Technology has over 20 years of experience in information security and possesses the education, skills, experience, and industry certifications expected by our company of an individual assigned to these duties. The Head of Information Technology provides periodic updates on our information technology environment risk, which is inclusive of our cybersecurity risk profile, to the Board, which includes the Audit Committee members.

Item 2. Properties

We currently lease approximately 18,796 square feet of office space in San Carlos, California under two leases which expire in January 2027. We believe these facilities are sufficient to meet our near-term needs and that any additional space we may require will be available on commercially reasonable terms.

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

Holders of Record

As of March 18, 2026, there were 29 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Item 6. Reserved

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

Overview

We are a clinical-stage diabetes and obesity medicines company dedicated to developing novel small molecule therapies to treat and improve the lives of patients with metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response.

Our lead clinical program’s drug candidate, icovamenib, is currently being developed as an orally bioavailable, and selective, covalent inhibitor of menin in two clinical and multiple preclinical studies, investigating icovamenib’s potential in type 1 and type 2 diabetes, as well as its impact in obesity. Menin serves as a checkpoint to prevent beta cell proliferation. Thus, the data support that inhibiting menin via icovamenib has the potential to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes.

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. In October 2025, we reported 52-week results from our Phase II COVALENT-111 trial of icovamenib in type 2 diabetes. Results from our type 1 diabetes trial (COVALENT-112) are still outstanding. As of December 31, 2025 icovamenib is now being evaluated across two ongoing Phase II clinical trials (COVALENT-211 and COVALENT-212) in type 2 diabetes.

With our strategic focus to become a diabetes and obesity medicines company, we are concluding our studies exploring icovamenib’s potential in oncology and plan to explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I trial), while concentrating internal resources on metabolic disorders.

In September 2025, we announced that BMF-650, our investigational, next-generation, oral small molecule GLP-1 RA, received IND-clearance from the FDA. Initiation of our Phase I GLP-131 trial for BMF-650 in obese, otherwise healthy volunteers is ongoing, and data is anticipated in the second quarter of 2026. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for diabetes and obesity.

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

As of December 31, 2025, we had an accumulated deficit of $449.0 million. We incurred net losses of $61.8 million and $138.4 million for the years ended December 31, 2025 and 2024, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of December 31, 2025, without any future financing, will only be sufficient to fund our operations into the first quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We do not expect to generate revenue from product sales unless and until we obtain regulatory approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect that our expenses will continue to increase for the foreseeable future. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
conduct our ongoing preclinical studies and our two Phase II clinical trials of icovamenib in type 2 and type 1 diabetes;
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
•
continue our research and development efforts and submit additional INDs;
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

We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates. All of our product candidates are novel small molecules and are manufactured in synthetic processes from available or custom synthesized starting materials. The chemistry is scalable and uses commonly available pharmaceutical equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities. In addition, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales.

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the twelve months ended December 31, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program.

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

In October 2025, we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 14,024,389 shares of common stock at a per share exercise price of $2.50, which included the underwriters' partial exercise of their over-allotment option to purchase additional common warrants. The aggregate gross proceeds from the offering, including the proceeds from the underwriters' over-allotment option, were approximately $25.0 million, before deducting underwriting discounts and commissions and offering costs.

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

Impairment of long-lived assets

Impairment of long-lived assets consists of a one-time impairment charge, primarily for laboratory equipment and leasehold improvements (see Note 4).

Change in fair value of common warrant liability

Change in fair value of common warrant liability consists of revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Operating expenses:
Research and development	$61,979	$118,085	$(56,106)
General and administrative	19,328	25,985	(6,657)
Impairment of long-lived assets	2,205	—	2,205
Total operating expenses	83,512	144,070	(60,558)
Loss from operations	(83,512)	(144,070)	60,558
Change in fair value of common warrant liability	19,857	—	19,857
Interest and other income, net	1,858	5,644	(3,786)
Net loss	$(61,797)	$(138,426)	$76,629

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
External costs
Clinical activities related expenses	$19,598	$48,100	$(28,502)
Preclinical activities related expenses	6,037	11,815	(5,778)
Expenses related to manufacturing of clinical and research material	2,848	7,262	(4,414)
Other external costs	6,935	10,948	(4,013)
Internal costs:
Personnel-related expenses (including stock-based compensation)	20,563	31,856	(11,293)
Facilities and other allocated expenses	5,998	8,104	(2,106)
Total research and development expenses	$61,979	$118,085	$(56,106)

Research and development expenses decreased by $56.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease of $42.7 million in external costs was primarily driven by a decrease of $28.5 million related to clinical activities due to our strategic realignment to focus on our core assets and ceasing internal development of our oncology programs, a decrease of $4.4 million in manufacturing costs, a decrease of $4.0 million related to consultants, advisors and other professional services to support our clinical studies, discovery research and overall research and development program, and a decrease of $5.8 million related to preclinical and exploratory programs. Personnel-related expenses, including stock-based compensation, decreased by $11.3 million due to a decrease in headcount. Facilities and other allocated expenses decreased by $2.1 million due to a decrease in rent and facilities-related costs.

General and Administrative Expenses

General and administrative expenses decreased by $6.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease of $5.9 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount. Consulting and professional expenses decreased by $0.7 million due to legal, accounting, consulting and other services. Facilities and other allocated expenses decreased by $0.1 million due to a decrease in rent and facilities-related costs.

Impairment of long-lived assets

Impairment of long-lived assets was $2.2 million for the year ended December 31, 2025 and $0 for the year ended December 31, 2024, attributable to a one-time impairment charge (see Note 4).

Change in fair value of common warrant liability

Change in fair value of common warrant liability was $19.9 million for the year ended December 31, 2025 and $0 for the year ended December 31, 2024, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Interest and Other Income, Net

Interest and other income, net was $1.9 million for the year ended December 31, 2025 compared to $5.6 million for the year ended December 31, 2024. The decrease of $3.7 million was primarily due to the decrease in cash and cash equivalents balance.

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

Liquidity and Capital Resources

Liquidity

We have funded our operations primarily through the sale and issuance of shares of our common and convertible preferred stock, pre-funded and common warrants and the issuance of unsecured promissory notes from inception through December 2020, issuance of our common stock through our IPO in April 2021, our public offerings in March 2023, June 2025 and October 2025 and through sales under our 2022 ATM Program.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler with respect to the 2022 ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which was included in the $350.0 million originally registered under the 2022 Registration Statement and is now included in the $300.0 million originally registered under the 2025 Registration Statement) through Piper Sandler as the sales agent. Through December 31, 2025, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of December 31, 2025, we have $94.8 million available under the 2022 ATM Program.

In October 2025, we completed an underwritten public offering in which we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 12,195,121 shares of common stock at a per share exercise price of $2.50. Our net proceeds from the offering, including the proceeds from the underwriter’s over-allotment option, were approximately $23.1 million, after deducting underwriting discounts and commissions and offering costs of approximately $1.9 million.

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $56.2 million. As of December 31, 2025, we had an accumulated deficit of $449.0 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of December 31, 2025, will only be sufficient to fund our operations into the first quarter of 2027. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash (used in) provided by:
Operating activities	$(70,371)	$(119,894)	$(96,592)
Investing activities	—	(362)	(2,220)
Financing activities	67,904	1,668	163,798
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,467)	$(118,588)	$64,986

Net Cash Used in Operating Activities

Net cash used in operating activities was $70.4 million for the year ended December 31, 2025 and consisted of a net loss of $61.8 million offset by increase in net assets of $3.7 million and non-cash adjustments of $4.9 million. The increase in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $7.8 million, a decrease in other assets of $0.6 million, a decrease in accounts payable of $9.7 million, a decrease in accrued expenses and other current liabilities of $0.3 million and a decrease in operating lease liabilities of $2.2 million. Non-cash adjustments consisted primarily of a non-cash gain on the change in fair value of warrant liability of $19.9 million, stock-based compensation expense of $9.5 million, impairment of property and equipment of $2.2 million, operating lease expense of $1.8 million and depreciation expense of $1.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.0 million for the year ended December 31, 2025.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $67.9 million for the year ended December 31, 2025. Cash provided by financing activities was mainly related to net proceeds of $67.7 million from issuance of common stock and pre-funded warrants under the public offerings and the 2022 ATM Program, and $0.2 million of proceeds from purchases under the ESPP.

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

Warrant Liability

We account for our warrants in accordance with ASC 815, Derivatives and Hedging - Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in Change in fair value of common warrant liability in the statements of operations and comprehensive loss. We estimate the fair value of the warrant liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate expected term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the year ended December 31, 2025. We held $56.2 million in cash, cash equivalents, and restricted cash as of December 31, 2025. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letter of credits issued to our landlord in connection with the laboratory leases. We held no interest-bearing liabilities as of December 31, 2025. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and research and development costs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future due to an impact on the costs to conduct research and development, labor costs we incur to attract and retain qualified personnel, and other operational costs.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Biomea Fusion, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biomea Fusion, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 24, 2026

We have served as the Company's auditor since 2020.

Biomea Fusion, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$55,812	$58,279
Prepaid expenses and other current assets	2,238	10,053
Total current assets	58,050	68,332
Property and equipment, net	153	3,766
Restricted cash	369	369
Other non-current assets	—	619
Operating lease right-of-use assets	—	6,852
Total assets	$58,572	$79,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,233	$12,932
Accrued expenses and other current liabilities	6,407	6,662
Operating lease liabilities, current	1,461	2,079
Total current liabilities	11,101	21,673
Operating lease liabilities, non-current	128	6,692
Warrant liability, non-current	17,791	—
Total liabilities	29,020	28,365
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 72,299,440 and 36,310,713 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	7	4
Additional paid-in capital	478,593	438,820
Accumulated deficit	(449,048)	(387,251)
Total stockholders' equity	29,552	51,573
Total liabilities and stockholders' equity	$58,572	$79,938

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$61,979	$118,085	$102,546
General and administrative	19,328	25,985	23,589
Impairment of long-lived assets	2,205	—	—
Total operating expenses	83,512	144,070	126,135
Loss from operations	(83,512)	(144,070)	(126,135)
Change in fair value of common warrant liability	19,857	—	—
Interest income and other income, net	1,858	5,644	8,880
Net loss	$(61,797)	$(138,426)	$(117,255)
Other comprehensive loss:
Unrealized gain on investments, net	—	—	1
Comprehensive loss	$(61,797)	$(138,426)	$(117,254)
Net loss per common share, basic and diluted	$(1.18)	$(3.83)	$(3.44)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	52,228,068	36,105,671	34,106,923

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	29,561,554	3	240,107	(1)	(131,570)	108,539
Issuance of restricted stock	180,316	—	—	—	—	—
Exercise of stock options	125,192	—	937	—	—	937
Issuance of common stock from public offering, net of issuance costs of $10,697	5,750,000	1	161,802	—	—	161,803
Purchases under employee stock purchase plan	249,548	—	1,081	—	—	1,081
Stock-based compensation expense	—	—	14,131	—	—	14,131
Unrealized gain on investments, net	—	—	—	1	—	1
Net loss	—	—	—	—	(117,255)	(117,255)
Balance at December 31, 2023	35,866,610	4	418,058	—	(248,825)	169,237
Issuance of restricted stock	109,356	—	—	—	—	—
Exercise of stock options	106,339	—	518	—	—	518
Purchases under employee stock purchase plan	228,408	—	1,150	—	—	1,150
Stock-based compensation expense	—	—	19,094	—	—	19,094
Net loss	—	—	—	—	(138,426)	(138,426)
Balance at December 31, 2024	36,310,713	4	438,820	—	(387,251)	51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $134	2,271,122	—	4,908	—	—	4,908
Issuance of common stock and pre-funded warrants under the public offerings, net of issuance costs of $4,924	32,026,383	3	25,186	—	—	25,189
Purchases under employee stock purchase plan	141,362	—	159	—	—	159
Issuance of common stock for pre-funded warrant exercises	1,549,860	—	—	—	—	—
Stock-based compensation expense	—	—	9,520	—	—	9,520
Net loss	—	—	—	—	(61,797)	(61,797)
Balance at December 31, 2025	72,299,440	$7	$478,593	$—	$(449,048)	$29,552

The accompanying notes are an integral part of these financial statements.

Biomea Fusion, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(61,797)	$(138,426)	$(117,255)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,409	1,748	1,515
Non-cash operating lease expense	1,847	2,838	2,686
Stock-based compensation expense	9,520	19,094	14,131
Net amortization of premiums and accretion of discounts on investments	—	—	1
Change in fair value of warrant liability	(19,857)	—	—
Impairment of long-lived assets	2,205	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,815	(7,738)	2,478
Other non-current assets	619	4,884	(2,358)
Accounts payable	(9,700)	6,088	2,562
Accrued expenses and other current liabilities	(255)	(6,881)	1,886
Operating lease liabilities	(2,177)	(1,501)	(2,238)
Net cash used in operating activities	(70,371)	(119,894)	(96,592)
Cash flows from investing activities
Purchase of property and equipment	—	(362)	(3,370)
Maturities of investments	—	—	1,150
Net cash (used in) provided by investing activities	—	(362)	(2,220)
Cash flows from financing activities
Proceeds from issuance of common stock under at the market equity offering program, net of offering costs	4,908	—	—
Proceeds from issuance of common stock, common warrants and pre-funded warrants, net of offering costs	62,837	—	161,803
Proceeds from stock options exercised and purchases under the employee stock purchase plan	159	1,668	1,995
Net cash provided by financing activities	67,904	1,668	163,798
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,467)	(118,588)	64,986
Cash, cash equivalents, and restricted cash at the beginning of the period	58,648	177,236	112,250
Cash, cash equivalents, and restricted cash at the end of the period	$56,181	$58,648	$177,236
Non-cash financing and investing activities:
Acquisition of operating lease right-of-use assets	$—	$—	$5,971
Acquisition of property and equipment in accounts payable and accrued liabilities	$—	$7	$—
Remeasurement of operating lease right-of-use assets and lease liability	$5,054	$—	$5,668
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$55,812	$58,279	$176,866
Restricted cash	369	369	370
Total cash, cash equivalents and restricted cash	$56,181	$58,648	$177,236

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

The company was founded with the goal of creating targeted treatments built through expertise in chemistry and a deep understanding of metabolic biology. The Company is a clinical-stage diabetes and obesity medicines company focused on the discovery and development of oral, small molecule drugs to treat and improve the lives of patients with diabetes, obesity and other metabolic diseases.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash, cash equivalents and restricted cash will not enable it to fund its operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the financial statements. The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $449.0 million at December 31, 2025. As of December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $56.2 million. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offering, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to clinical and preclinical accruals, manufacturing accruals, fair value of common stock, stock-based compensation, warrant liability, operating lease right-of-use (ROU) assets and liabilities and income taxes. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing small molecule drugs to treat patients with diabetes and obesity. The Company’s interim chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In conjunction with the Company's ongoing efforts to reduce operating costs, the Company ceased use of its laboratory facility, which triggered an impairment analysis. In connection with the impairment assessment, the Company recorded an impairment charge of $2.2 million, which is included in impairment of long-lived assets in the statements of operations and comprehensive loss for the year ended December 31, 2025 (see Note 4).

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, which are significant components of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, CROs and CMOs. The Company’s contracts with the CROs and CMOs generally include fees such as initiation fees, reservation fees, costs related to animal studies and safety tests, verification run costs, materials and reagents expenses, investigator fees, taxes, etc. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, or stage of completion and actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services. Through December 31, 2025, there have been no material differences from the Company’s estimated accrued research and development expenses to actual expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees, non-employees and directors based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees, non-employees and directors using the Black-Scholes option-pricing model. The Company uses the “simplified” method to estimate the expected term. The Company utilizes this method as its stock options qualify as "plain-vanilla" options. The Company accounts for forfeitures as they occur. The fair value of restricted stock units is based on grant-date fair value. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.

Pre-funded Warrants

The Company issued pre-funded warrants in connection with the completed underwritten public offerings. The Company accounts for the pre-funded warrants as a freestanding equity-linked financial instrument that met the criteria for equity classification in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Company recorded the pre-funded warrants as a component of stockholders' equity within additional paid-in capital (see Note 5).

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

Leases

The Company determines if an arrangement is a lease at inception in accordance with Accounting Standard Codification 842, “Leases” (ASC 842). As of December 31, 2025, the Company's lease population consisted of real estate leases and the Company did not have finance leases.

Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and non-current operating lease liabilities on the Company’s balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company determines the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to the Company. The determination of the Company’s incremental borrowing rate requires management judgment including the development of a synthetic credit rating and cost of debt as the Company currently does not carry any debt. The Company believes that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Lease incentives are recognized prospectively, on reimbursement, as reduction to the right-of-use asset and lease liabilities over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company reassesses the lease term when significant events or changes in circumstances within its control occur, such as strategic shifts or facility closures, that affect whether it is reasonably certain to exercise extension or termination options. Operating lease cost is recognized on a straight-line basis over the expected lease term. Variable lease costs represent payments that are dependent on usage, a rate or index. Variable lease cost primarily relates to common area maintenance charges. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company has elected to apply the short-term lease exception for all lease agreements with a noncancelable term of less than 12 months.

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

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging - Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in Change in fair value of common warrant liability in the statements of operations and comprehensive loss. The Company estimates the fair value of the warrant liability using a Black-Scholes pricing model. The Company is required to make assumptions and estimates in determining an appropriate expected term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

Recent Accounting Pronouncements - Adopted

In December, 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09) requiring enhancements and further transparency to certain income tax disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. We adopted the standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. Adoption of ASU 2023-09 did not have a material impact to the Company’s financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 within the fair value hierarchy as the fair value is based on quoted price in active markets. The Company classifies its investments in corporate debt securities, commercial paper and asset backed securities as Level 2 within the fair value hierarchy as the fair value is based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. The Company evaluates transfers between levels at the end of each reporting period and there were no transfers of financial instruments between the fair value measurement levels during the year ended December 31, 2025.

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$55,030	$—	$—	$55,030
Total		55,030	—	—	55,030
Liabilities:
Warrant liability	Level 3	17,791	—	—	17,791
Total		$17,791	$—	$—	$17,791

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$56,031	$—	$—	$56,031
Total		$56,031	$—	$—	$56,031

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, there were no financial instruments classified as Level 2. There have been no realized gains or losses recognized for the periods presented. Unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the balance sheet. There were no investments as of December 31, 2025 and December 31, 2024, as such, no allowance for credit losses has been recognized as of December 31, 2025. During the year ended December 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2024	$—
Issuance of common warrants	37,648
Change in fair value	(19,857)
Balance at December 31, 2025	$17,791

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$102	$3,928
Computer equipment	146	146
Furniture and fixtures	432	432
Leasehold improvements	482	3,439
Total property and equipment, gross	1,162	7,945
Less: accumulated depreciation	(1,009)	(4,179)
Total property and equipment, net	$153	$3,766

Depreciation expense was approximately $1.4 million, $1.7 million, $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During 2025, the Company ceased the use of its laboratory facility for research and development activities as part of its ongoing efforts to reduce operating costs. Following the cessation of laboratory activities, the leased facilities continued to be utilized for ongoing operating purposes. As a result, the Company evaluated the recoverability of its property and equipment previously used for research and development purposes and determined that the carrying value of certain assets was not recoverable and recorded a one-time impairment charge of $2.2 million which is included as an impairment of long-lived assets in the statements of operations and comprehensive loss for year ended December 31, 2025. The impairment charges primarily related to laboratory equipment and leasehold improvements.

The fair value of the impaired laboratory equipment and leasehold improvements was determined based on estimated net realizable value, using a market approach based on prices for similar assets. Leasehold improvements were assigned no fair value as such assets have no realizable value to a third party. As a result, the carrying value of these assets was written down to their estimated fair value, resulting in the $2.2 million impairment charge.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development materials and services	$3,163	$5,947
Accrued personnel expenses	2,958	452
Accrued professional services	117	60
Other	169	203
Total accrued expenses and other current liabilities	$6,407	$6,662

Note 5. Capital Structure

Common Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2025 and 2024, no dividends have been declared.

The Company had reserved common stock for future issuance as follows:

	December 31,
	2025	2024
Stock options, issued and outstanding	8,255,280	9,168,745
Stock options, authorized for future issuance	4,517,434	2,680,934
Employee stock purchase plan, available for future issuance	805,008	583,263
Restricted stock subject to future vesting	892,500	—
Total	14,470,222	12,432,942

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

In October 2025, the Company completed an underwritten public offering transaction in which it issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 12,195,121 shares of common stock at a per share exercise price of $2.50. The underwriters partially exercised their overallotment option to purchase 1,829,268 shares of common stock. The net proceeds to the Company from the offering were approximately $23.1 million, after deducting underwriting discounts and commissions and offering costs of approximately $1.9 million.

The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the balance sheet as of December 31, 2025.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and December 31, 2025, the warrant liability was revalued at $17.8 million as of December 31, 2025. The change in fair value of $19.9 million has been recorded as Change in fair value of common warrant liability.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	June 2025 Underwritten Public Offering
	June 20,	December 31,
	2025	2025
	(issuance)	(period end)
Common stock price	$1.81	$1.24
Expected dividend yield	—%	—%
Expected term (years)	1.5	1.0
Risk-free interest rate	4.0%	3.5%
Expected volatility	132.9%	116.3%

	October 2025 Underwritten Public Offering
	October 8,	December 31,
	2025	2025
	(issuance)	(period end)
Common stock price	$1.68	$1.24
Expected dividend yield	—%	—%
Expected term (years)	3.0	2.8
Risk-free interest rate	3.6%	3.6%
Expected volatility	121.6%	125.0%

Common Stock Warrants

As of December 31, 2025, the following warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
Common warrants	October 8, 2025	October 8, 2028	$2.50	14,024,389
				37,024,389

There were 1,550,000 pre-funded warrants exercised during the twelve months ended December 31, 2025 resulting in the Company issuing 1,549,860 shares of common stock due to net exercise of the pre-funded warrants.

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

During the twelve months ended December 31, 2025, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares of its common stock.

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

Subject to adjustment in the case of certain capitalization events as provided in the 2021 Plan, the Company initially reserved 3,370,000 shares of the Company’s common stock for issuance pursuant to awards under the 2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The number of shares of the Company’s common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 5% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2025, 2,672,434 shares of common stock remained available for issuance under the 2021 Plan. Effective January 1, 2026, the number of shares of common stock available under the 2021 Plan increased by 3,614,972 shares pursuant to the evergreen provision of the 2021 Plan.

2023 Inducement Plan

On November 17, 2023, the Company's board of directors adopted the 2023 Inducement Equity Plan (Inducement Plan) pursuant to which the Company reserved 2,000,000 shares of common stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock unit awards, unrestricted stock awards, dividend equivalent rights or Other Stock Based Awards (as defined in the Inducement Plan). The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2025, 1,845,000 shares of common stock remained available for issuance under the Inducement Plan.

2021 Employee Stock Purchase Plan

The Company adopted a 2021 Employee Stock Purchase Plan (ESPP) in April 2021. The ESPP enables eligible employees of the Company and designated affiliates to purchase shares of common stock at a discount of 15%. Subject to adjustment in the case of certain capitalization events, a total of 306,000 common shares of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 1% of the Company’s common stock outstanding at December 31 of the immediately preceding year, or (ii) such number of shares as determined by the Company’s Board of Directors. As of December 31, 2025, 805,008 shares of common stock remained available for issuance under the ESPP. Effective January 1, 2026, the number of shares of common stock available under the ESPP increased by 722,994 shares pursuant to the evergreen provision of the ESPP.

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

The repricing resulted in a total incremental stock-based compensation expense of $0.4 million, which was calculated using the Black-Scholes option pricing model, of which $0.3 million is associated with vested repriced options as of the Retention Date and was recognized on a straight-line basis over the Retention Period. The remaining $0.1 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the twelve months ended December 31, 2025, the Company recognized $0.3 million of incremental stock-based compensation expense.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company's equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$5,465	$9,816	$6,933
General and administrative	4,055	9,278	7,198
Total stock-based compensation expense	$9,520	$19,094	$14,131

As of December 31, 2025, there was $10.8 million of total unrecognized compensation cost related to stock options, restricted stock units, and ESPP under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock Options

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	9,168,745	$10.19	7.6	$119
Granted	3,854,981	1.75
Exercised	—	—
Cancelled	(4,768,446)	9.82
Balance as of December 31, 2025	8,255,280	$4.11	8.0	$1.73
Options exercisable as of December 31, 2025	4,129,149	$5.72	6.8	$—

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term in years	5.9	6.0	6.0
Expected volatility	104.7%	91.0%	79.9%
Risk-free interest rate	4.0%	4.1%	3.8%
Dividend yield	—	—	—
Weighted average fair value of options granted	$1.05	$10.04	$7.57

The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $0.0 million, $0.8 million, and $1.7 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock on the date of exercise.

Employee Stock Purchase Plan

The fair value of ESPP was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term in years	1.3	1.3	1.3
Expected volatility	116.3%	136.5%	80.9%
Risk-free interest rate	3.7%	4.6%	4.9%
Dividend yield	—	—	—

Restricted Stock Units

The following table summarizes the restricted stock activity:

	Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	—	$—
Granted	954,000	$1.53
Vested	—	—
Canceled/Forfeited	(61,500)	$1.53
Balance, December 31, 2025	892,500	$1.53

Note 7. Taxes

Biomea Fusion is subject to U.S. federal and state income taxes as a corporation. The Company had zero U.S. federal, state and foreign income taxes paid, net of refunds for the year ended December 31, 2025. There was zero income tax expense for the years ended December 31, 2025, 2024 and 2023.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Expected provision (benefit) at statutory federal income tax rate	$(12,978)	21.0%
State and local income tax, net of federal (national) income tax effect	(167)	0.3%
Change in valuation allowance	14,578	(23.6)%
Nontaxable and nondeductible items
Stock-based compensation	756	(1.2)%
Change in common warrants	(4,170)	6.8%
Other nontaxable and nondeductible items	(9)	0.0%
Research and development credits	(1,572)	2.5%
Changes in unrecognized tax benefits	498	(0.8)%
True up to deferred tax asset	3,053	(4.9)%
Other	11	(0.0)%
Effective income tax rate	$—	(0.0)%

For the year ended December 31, 2025, state and local income taxes in California comprise the majority of the state and local income tax, net of federal (national) income tax effect category.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income tax rate	6.0%	11.1%
Tax credits	2.9%	4.1%
Stock-based compensation	(1.0)%	(1.0)%
Change in valuation allowance	(28.8)%	(34.6)%
Other	(0.1)%	(0.6)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$66,433	$48,853
Capitalized research and development	43,088	41,642
Property and equipment	109	—
Accrued liabilities and reserves	714	—
Stock-based compensation	5,423	7,830
Intangible assets	1,973	1,927
Operating lease liabilities	441	2,431
Research and development credits	15,055	13,222
Gross deferred tax assets	133,236	115,905
Valuation allowance	(133,236)	(113,866)
Total deferred tax assets	—	2,039
Deferred tax liabilities:
Property and equipment	—	(139)
Operating lease right-of-use assets	—	(1,900)
Total deferred tax liabilities	—	(2,039)
Net deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The Company’s valuation allowance increased by $19.4 million during the year ended December 31, 2025, primarily because of an increase to the Company's net operating losses, credits and capitalization of research and experimental expenses. The Company’s valuation allowance increased by $42.4 million during the year ended December 31, 2024, primarily because of an increase to the Company's net operating losses, credits, stock compensation and the capitalization of research and development expenses.

At December 31, 2025, the Company had net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $190.7 million and $378.7 million, respectively. The federal net operating loss carryforwards at December 31, 2025 can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The state net operating loss carryforward are subject to expiration in various tax years.

At December 31, 2025, the Company also had federal and California research and development tax credit carryforwards of $14.0 million and $6.6 million, respectively, available to offset future income tax, if any. The federal credit carryforwards begins expiring in 2040, and the California credits can be carried forward indefinitely.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,914	$2,216	$624
Increases for tax provisions related to prior year	(1)	84	227
Decreases for tax provision related to prior year	(60)	(104)	—
Increases for tax provisions related to current year	603	1,718	1,365
Ending balance	$4,456	$3,914	$2,216

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

Note 8. Commitments and Contingencies

Operating Leases

The Company leases its headquarters with its main office in San Carlos, California.

In September 2022, the Company entered into a thirty-month sub-lease agreement for office space located at 900 Middlefield Road, 4th Floor, Redwood City, California, which commenced in January 2023 and expired in July 2025. In connection with the sub-lease expiration, the security deposit of $2.1 million was returned to the Company and recorded as part of cash and cash equivalents at December 31, 2025.

In November 2021, the Company entered into a four-year lease for additional lab space located at 1585 Industrial Road, San Carlos, California which commenced in January 2023 and expires in January 2027. Under the provisions of the agreement, upon the commencement date, the term of the lab space located at 1599 Industrial Road, San Carlos, California (1599 lease), was also extended from April 2026 to January 2027. The lease included a renewal option for an additional five years until January 2032, which had initially been included in the determination of the right-of-use asset at inception. As the term of the 1599 lease was extended, this did not result in a separate contract, accordingly, the Company re-measured the right-of-use asset and lease liability totaling to $7.8 million under one lease, discounted at 11.4%, the Company’s estimated incremental borrowing rate. In addition, the lease included a lease incentive in the form of a tenant improvement allowance of up to $1.5 million.

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

During 2025, the Company identified a significant change in circumstances within its control related to the permanent shutdown of laboratory operations (see Note 4). The shutdown was limited to laboratory activities, and the facility continues to be used for administrative and other operational purposes. As a result of this change in circumstances, the Company reassessed whether it was reasonably certain to exercise a renewal option associated with its laboratory facility lease and concluded that it was no longer reasonably certain to exercise the option.

Accordingly, the Company reassessed the lease term and incremental borrowing rate, and re-measured the related operating lease right-of-use asset and lease liability in accordance with ASC 842. The remeasurement resulted in a reduction of the operating lease liability of $5.1 million and a corresponding reduction of the right-of-use asset of approximately $5.0 million. The lease liability was re-measured using an updated incremental borrowing rate of approximately 8.1%, determined as of the modification date based on the remaining lease term and prevailing U.S. Treasury yields adjusted for a market-based credit spread reflective of the Company’s credit risk.

The following table summarizes the lease costs and cash paid for the Company’s leases (in thousands):

	December 31,
	2025	2024	2023

Cash paid for operating lease liabilities	$2,903	$3,794	$2,469
Operating lease costs	2,623	3,993	4,099
Short-term lease costs	28	—	—
Variable lease costs	1,057	995	1,326

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2025	2024	2023
Weighted average remaining lease term	1.1	6.0	5.6
Weighted average discount rate	7.8%	11.4%	10.9%

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating Lease
Year Ending December 31,	Commitments
2026	1,526
Thereafter	128
Total undiscounted lease payments	1,654
Less: Present value adjustments	(65)
Total operating lease liabilities	$1,589
Operating lease liabilities, current	1,461
Operating lease liabilities, non-current	128
Total operating lease liabilities	$1,589

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025, 2024, and 2023, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

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

Note 9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(61,797)	$(138,426)	$(117,255)
Denominator:
Weighted-average common shares outstanding, basic and diluted	52,228,068	36,105,671	34,106,923
Net loss per share, basic and diluted	$(1.18)	$(3.83)	$(3.44)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2025	2024	2023
Stock options, issued and outstanding	8,255,280	9,168,745	7,357,607
Estimated shares issuable under the ESPP	45,680	16,717	31,645
Restricted stock, issued and outstanding	—	—	111,920
Restricted stock subject to future vesting	892,500	—	—
Common warrants to purchase common stock	37,024,389	—	—
Total	46,217,849	9,185,462	7,501,172

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

Below is the breakdown of the Company’s research and development and general and administrative expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
External costs
Clinical research organization expenses
COVALENT - 101	$2,162	$2,386	$7,380
COVALENT - 102	1,140	205	3,415
COVALENT - 103	3,561	3,710	2,007
COVALENT - 111	4,345	22,489	14,670
COVALENT - 112	1,131	5,048	1,306
COVALENT - 211	87	—	—
COVALENT - 212	67	—	—
GLP - 131	774	—	—
Other clinical related expenses	6,331	14,262	7,320
Preclinical activities related expenses	6,037	11,815	10,165
Expenses related to manufacturing of clinical and research material	2,848	7,262	13,237
Other external costs	6,935	10,948	5,528
Internal costs:
Personnel-related expenses (including stock-based compensation)	20,563	31,856	28,838
Facilities and other allocated expenses	5,998	8,104	8,680
Total research and development expenses	$61,979	$118,085	$102,546

	Year Ended December 31,
	2025	2024	2023
External costs	$5,814	$6,488	$5,007
Internal costs:
Personnel-related expenses (including stock-based compensation)	11,902	17,768	16,466
Facilities and other allocated expenses	1,612	1,729	2,116
Total general and administrative expenses	$19,328	$25,985	$23,589

	Year Ended December 31,
	2025	2024	2023
Impairment of long-lived assets	$2,205	$—	$—

Reconciliation of segment loss from operations to net loss:

	Year Ended December 31,
	2025	2024	2023
Loss from operations of reportable segments	$(83,512)	$(144,070)	$(126,135)
Change in fair value of common warrant liability	19,857	—	—
Interest income	1,858	5,644	8,880
Net loss	$(61,797)	$(138,426)	$(117,255)

Note 11. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our interim Chief Executive Officer and our Chief Operating Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our interim Chief Executive Officer and our Chief Operating Officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a) None.

(b) During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, or persons performing similar functions. A current copy of the code is posted on the Governance section of our website, which is located at investors.biomeafusion.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial and accounting officer, or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

We have adopted an insider trading policy that applies to our director, officers, employees and selected consultants. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934				X

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Form of Pre-Funded Warrant	8-K	6/20/2025	4.1

4.5	Form of Common Stock Warrant	8-K	6/20/2025	4.2

10.1	Secondary Sublease, dated August 18, 2020, by and between the Registrant and Interactive Memories, Inc. d/b/a Mixbook	S-1/A	4/12/2021	10.2

10.2	Form of Indemnification and Advancement Agreement for Directors and Officers	10-Q	5/16/2022	10.1

10.3	Sublease Agreement between the Registrant and Box, Inc., dated September 7, 2022	8-K	9/9/2022	10.1

10.4	Equity Distribution Agreement, dated November 25, 2022, by and between the Company and Piper Sandler & Co.	8-K	11/25/2022	1.1

10.5(a)#	Form Executive Change in Control and Severance Agreement	S-1/A	4/12/2021	10.11

10.5(b)#	Form of First Amendment to Change in Control and Severance Agreement	8-K	4/22/2022	99.1

10.5(c)#	Updated Form Executive Change in Control and Severance Agreement adopted November 13, 2023	10-K	3/24/2024	10.5(C)

10.6(a)#	2020 Equity Incentive Plan	S-1	3/26/2021	10.3(a)

10.6(b)#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	S-1	3/26/2021	10.3(b)

10.7(a)#	2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(b)

10.7(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(c)

10.7(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	4/12/2021	10.4(d)

10.8#	Employee Stock Purchase Plan	S-1/A	4/12/2021	10.5

10.9#	Employment Offer Letter Agreement by and between the Registrant and Thomas Butler	S-1	3/26/2021	10.6

10.10#	Separation Agreement and Release, dated May 1, 2025, by and between the Registrant and Thomas Butler				X

10.11#	Employment Offer Letter Agreement by and between the Registrant and Ramses Erdtmann	S-1	3/26/2021	10.7

10.12#	Employment Offer Letter Agreement by and between the Registrant and Franco Valle	10-Q	8/11/2021	10.2

10.13#	Employment Offer Letter Agreement by and between the Registrant and Juan Pablo Frias	10-Q	5/2/2024	10.1

10.14#	Employment Offer Letter Agreement by and between the Registrant and Michael J.M. Hitchcock	10-Q	8/5/2025	10.1

10.15#	Amendment to Employment Offer Letter Agreement by and between the Registrant and Michael J.M. Hitchcock	10-Q	11/4/2025	10.1

10.16#	Non-Employee Director Compensation Program	S-1/A	4/12/2021	10.9

10.17(a)#	2023 Inducement Plan	S-8	1/5/2024	99.3(a)

10.17(b)#	Form of Non-Qualified Stock Option Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(b)

10.17(c)#	Form of Restricted Stock Award Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(c)

10.17(d)#	Form of Restricted Stock Unit Agreement under the 2023 Inducement Plan	S-8	1/5/2024	99.3(d)

19.1	Insider Trading Policy	10-K	3/31/2025	19.1

21.1	Subsidiaries of the Registrant	10-K	3/31/2025	21.1

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Biomea Fusion, Inc.’s Compensation Recovery Policy	10-K	3/31/2025	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Biomea Fusion, Inc.

Date: March 24, 2026	By:	/s/ Michael J.M. Hitchcock
Interim Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 24, 2026	By:	/s/ Rainer Erdtmann
Chief Operating Officer, Director
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael J.M. Hitchcock and Rainer Erdtmann as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J.M. Hitchcock	Interim Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2026
Michael J.M. Hitchcock

/s/ Rainer Erdtmann	Chief Operating Officer, Director (Principal Financial and Accounting Officer)	March 24, 2026
Rainer Erdtmann

/s/ Eric Aguiar, M.D.	Director	March 24, 2026
Eric Aguiar, M.D.

/s/ Julianne Averill	Director	March 24, 2026
Julianne Averill

/s/ Sumita Ray, J.D.	Director	March 24, 2026
Sumita Ray, J.D.

/s/ Elizabeth Faust, Ph.D.	Director	March 24, 2026
Elizabeth Faust, Ph.D.