Form 10-Q
period 2026-03-31
Biomea Fusion, Inc.
filed 2026-05-11
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 72,299,440 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to develop our product candidates for the treatment of type 1 and type 2 diabetes, obesity and other metabolic diseases;
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
•
our ability to enter into strategic partnerships with collaborators with development, regulatory and commercialization expertise and the expected benefits of any such potential future strategic collaborations;
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

Summary Risk Factors

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. Additional discussion of the risks summarized in these summary risk factors, and other risks that we face, can be found under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (SEC), before making investment decisions regarding our common stock.

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
•
Our development activities are focused on the development of novel small-molecule therapies to treat patients with diabetes and obesity, and the approach we are taking to develop such product candidates is novel, may never lead to marketable products and may not ultimately represent a significant or viable market.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$44,693	$55,812
Prepaid expenses and other current assets	1,256	2,238
Restricted cash, current	369	—
Total current assets	46,318	58,050
Property and equipment, net	67	153
Restricted cash, non-current	—	369
Total assets	$46,385	$58,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,613	$3,233
Accrued expenses and other current liabilities	3,442	6,407
Operating lease liabilities, current	1,239	1,461
Total current liabilities	9,294	11,101
Operating lease liabilities, non-current	—	128
Warrant liability, non-current	18,372	17,791
Total liabilities	27,666	29,020
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 72,299,440 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	480,175	478,593
Accumulated deficit	(461,463)	(449,048)
Total stockholders' equity	18,719	29,552
Total liabilities and stockholders' equity	$46,385	$58,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$9,120	$22,897
General and administrative	3,654	6,815
Total operating expenses	12,774	29,712
Loss from operations	(12,774)	(29,712)
Change in fair value of common warrant liability	(581)	—
Gain on sale of property and equipment	510	—
Interest and other income, net	430	450
Net and comprehensive loss	$(12,415)	$(29,262)
Net loss per common share, basic and diluted	$(0.17)	$(0.80)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	72,299,440	36,627,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	72,299,440	$7	$478,593	$(449,048)	$29,552
Stock-based compensation expense	—	—	1,582	—	1,582
Net loss	—	—	—	(12,415)	(12,415)
Balance at March 31, 2026	72,299,440	$7	$480,175	$(461,463)	$18,719

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$(387,251)	$51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	3,257
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	$4	$445,246	$(416,513)	$28,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net loss	$(12,415)	$(29,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46	468
Non-cash operating lease expense	—	766
Stock-based compensation expense	1,582	3,169
Change in fair value of warrant liability	581	—
Gain on sale of property and equipment	(510)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	982	1,232
Other assets	—	2
Accounts payable	1,380	(5,220)
Accrued expenses and other current liabilities	(2,965)	4,022
Operating lease liabilities	(350)	(844)
Net cash used in operating activities	(11,669)	(25,667)
Investing Activities
Proceeds from sale of property and equipment	550	—
Net cash provided by investing activities	550	—
Financing Activities
Proceeds from issuances of common stock under at the market equity offering program, net of offering costs	—	3,257
Payments of financing costs	—	(5)
Net cash provided by financing activities	—	3,252
Net decrease in cash, cash equivalents, and restricted cash	(11,119)	(22,415)
Cash, cash equivalents, and restricted cash at the beginning of the period	56,181	58,648
Cash, cash equivalents, and restricted cash at the end of the period	$45,062	$36,233

Non-cash financing and investing activities:
Financing costs included in accounts payable and accrued liabilities	$—	$5

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$44,693	$35,864
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$45,062	$36,233

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

The Company was founded with the goal of creating targeted treatments built through expertise in chemistry and a deep understanding of metabolic biology. The Company is a clinical-stage diabetes and obesity medicines company focused on the development of oral, small molecule drugs to treat and improve the lives of patients with diabetes, obesity and other metabolic diseases.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Liquidity and Capital Resources

The Company has incurred net operating losses (NOLs) and negative cash flows from operations since its inception and had an accumulated deficit of $461.5 million at March 31, 2026. As of March 31, 2026, the Company had cash, cash equivalents, and restricted cash of $45.1 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least twelve months past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2026, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Recent Accounting Pronouncements - Not Yet Adopted

In November 2024, the Financial Accounting Standard Board issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$43,610	$—	$—	$43,610
Total		43,610	—	—	43,610
Liabilities:
Warrant liability	Level 3	18,372	—	—	18,372
Total		$18,372	$—	$—	$18,372

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$55,030	$—	$—	$55,030
Total		55,030	—	—	55,030
Liabilities:
Warrant liability	Level 3	17,791	—	—	17,791
Total		$17,791	$—	$—	$17,791

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2026 and 2025. There have been no realized or unrealized gains or losses recognized for the periods presented.

There were no investments as of March 31, 2026 and December 31, 2025, as such, no allowance for credit losses has been recognized as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$17,791
Issuance of common warrants	—
Change in fair value	581
Balance at March 31, 2026	$18,372

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$—	$102
Computer equipment	146	146
Furniture and fixtures	416	432
Leasehold improvements	106	482
Total property and equipment, gross	668	1,162
Less: accumulated depreciation	(601)	(1,009)
Total property and equipment, net	$67	$153

Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.0 million and $0.5 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development materials and services	$2,159	$3,163
Accrued personnel expenses	954	2,958
Accrued professional services	170	117
Other	159	169
Total accrued expenses and other current liabilities	$3,442	$6,407

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors (the Board) and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of March 31, 2026, no dividends have been declared.

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

The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed balance sheet as of March 31, 2026.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and March 31, 2026, the warrant liability was revalued at $18.4 million as of March 31, 2026. The change in fair value of $0.6 million has been recorded as other income.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	June 2025 Underwritten Public Offering
	June 20,	March 31,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.81	$1.53
Expected dividend yield	—%	—%
Expected term (years)	1.5	0.7
Risk-free interest rate	4.0%	3.7%
Expected volatility	132.9%	91.3%

	October 2025 Underwritten Public Offering
	October 8,	March 31,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.68	$1.53
Expected dividend yield	—%	—%
Expected term (years)	3.0	2.5
Risk-free interest rate	3.6%	3.8%
Expected volatility	121.6%	121.3%

Common Stock Warrants

As of March 31, 2026, the following warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
Common warrants	October 8, 2025	October 8, 2028	$2.50	14,024,389
				37,024,389

There were no warrants exercised during the three months ended March 31, 2026.

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

The Offering was registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to the Company's shelf registration statement on Form S-3 (Registration Statement No. 333-267884), as previously filed with the SEC and declared effective on October 14, 2022 (the 2022 Registration Statement). The Company filed a prospectus supplement, dated November 25, 2022, with the SEC that provided for the sale of shares of common stock having an aggregate offering price of up to $100 million in connection with the 2022 ATM Offering Program.

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

During the three months ended March 31, 2026, the Company did not receive any proceeds from its 2022 ATM Offering Program and no shares of common stock were issued. During the three months ended March 31, 2025, the Company had received aggregate proceeds from its 2022 ATM Offering Program of $3.3 million, net of commissions and offering costs, pursuant to the issuance of 1,261,537 shares of its common stock.

Note 6. Stock-Based Compensation

Effective January 1, 2026, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 3,614,972 shares pursuant to the evergreen provision. As of March 31, 2026, 6,360,083 shares of common stock remained available for issuance under the 2021 Plan.

Effective January 1, 2026, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 722,994 shares pursuant to the evergreen provision of the ESPP. As of March 31, 2026, 1,528,002 shares of common stock remained available for issuance under the ESPP.

As of March 31, 2026, 1,860,000 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

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

The repricing resulted in a total incremental stock-based compensation expense of $0.4 million, which was calculated using the Black-Scholes option pricing model, of which $0.3 million is associated with vested repriced options as of the Retention Date and was recognized on a straight-line basis over the Retention Period. The remaining $0.1 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the three months ended March 31, 2026 and 2025, the Company did not recognize any incremental stock-based compensation expense related to the repricing.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$784	$1,920
General and administrative	798	1,249
Total stock-based compensation expense	$1,582	$3,169

As of March 31, 2026, there was $9.0 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

The following table summarizes the Company's stock option activity:

	Outstanding Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance, December 31, 2025	8,255,280	$4.11	8.0
Granted	—	—
Exercised	—	—
Cancelled	(52,677)	3.79
Balance, March 31, 2026	8,202,603	$4.11	7.7
Exercisable, March 31, 2026	4,540,179	$5.48	6.7

Restricted Stock Units

The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	892,500	$1.53
Issued	—	$—
Vested	—	$—
Canceled/Forfeited	(35,000)	$1.53
Unvested at March 31, 2026	857,500	$1.53

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2026	2025
Stock options, issued and outstanding	8,202,603	8,392,094
Estimated shares issuable under the ESPP	173,695	41,710
Restricted stock subject to future vesting	857,500	—
Common warrants to purchase common stock	37,024,389	—
Total	46,258,187	8,433,804

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
External costs:
Clinical research organization expenses
COVALENT - 101	$—	$1,001
COVALENT - 102	—	614
COVALENT - 103	298	739
COVALENT - 111	—	2,242
COVALENT - 112	—	502
COVALENT - 211	743	—
COVALENT - 212	562	—
GLP - 131	1,425	—
Other clinical related expenses	784	2,487
Preclinical activities related expenses	69	1,956
Expenses related to manufacturing of clinical and research material	819	848
Other external costs	682	2,572
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,364	7,827
Facilities and other allocated expenses	374	2,109
Total research and development expenses	$9,120	$22,897

	Three Months Ended
	March 31,
	2026	2025
External costs	$1,141	$2,266
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,211	4,090
Facilities and other allocated expenses	302	459
Total general and administrative expenses	$3,654	$6,815

Reconciliation of segment loss from operations to net loss (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Loss from operations of reportable segments	$(12,774)	$(29,712)
Change in fair value of common warrant liability	(581)	—
Gain on sale of property and equipment	510	—
Interest and other income, net	430	450
Net loss	$(12,415)	$(29,262)

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

Overview

We are a clinical-stage diabetes and obesity medicines company focused on the development of novel small molecule therapies to treat and improve the lives of patients with metabolic diseases. A covalent small molecule drug is a synthetic compound that forms a permanent bond to its target protein and offers a number of potential advantages over conventional non-covalent drugs, including greater target selectivity, lower drug exposure, and the ability to drive a deeper, more durable response.

Our lead clinical program’s drug candidate, icovamenib, is currently being developed as an orally bioavailable, and selective, covalent inhibitor of menin, which serves as a checkpoint to prevent beta cell proliferation and is an important transcriptional regulator known to play a direct role in beta cell homeostasis. Icovamenib's potential in type 1 and type 2 diabetes as well as its impact in obesity is currently being investigated in two clinical and multiple preclinical studies. Our preclinical and clinical data to date support that inhibiting menin via icovamenib has the potential to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes.

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. In October 2025, we reported 52-week results from our Phase II COVALENT-111 trial of icovamenib in type 2 diabetes and most recently in April 2026, we reported topline results from our type 1 diabetes trial (COVALENT-112) of icovamenib in type 1 diabetes. As of March 31, 2026 icovamenib is now being evaluated across two ongoing Phase II clinical trials (COVALENT-211 and COVALENT-212) in type 2 diabetes.

With our strategic focus to become a diabetes and obesity medicines company, we are concluding our studies exploring icovamenib’s potential in oncology and plan to explore partnerships to further advance our oncology assets (BMF-500, a covalent inhibitor of FLT3, currently in a Phase I trial), while concentrating internal resources on metabolic disorders.

In September 2025, we announced that BMF-650, our investigational, next-generation, oral small molecule glucagon-like peptide-1 GLP-1 receptor agonist (GLP-1 RA), received IND-clearance from the FDA. Our Phase I GLP-131 trial for BMF-650 in obese, otherwise healthy volunteers is ongoing, and data is anticipated in the second quarter of 2026. With its unique pharmacokinetic profile and enhanced bioavailability, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for obesity.

Since commencing operations in 2017, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses since commencement of our operations.

As of March 31, 2026, we had an accumulated deficit of $461.5 million. We incurred net losses of $12.4 million and $29.3 million for the three months ended March 31, 2026 and 2025, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of March 31, 2026, without any future financing, will only be sufficient to fund our operations into the first quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We do not expect to generate revenue from product sales unless and until we obtain regulatory approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect that our expenses will continue to increase for the foreseeable future. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
conduct our ongoing preclinical studies, our two Phase II clinical trials of icovamenib in type 2 diabetes and our Phase I clinical trial of BMF-650 in obese, otherwise healthy volunteers;
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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the twelve months ended December 31, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program. We did not issue any shares of common stock or receive any proceeds under our 2022 ATM Program during the three months ended March 31, 2026.

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

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes, enrollment in our Phase I clinical trial for BMF-650, as well as any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.5 million for the three months ended March 31, 2026 and $0.0 for the three months ended March 31, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change
Operating expenses:
Research and development	$9,120	$22,897	$(13,777)
General and administrative	3,654	6,815	(3,161)
Total operating expenses	12,774	29,712	(16,938)
Loss from operations	(12,774)	(29,712)	16,938
Change in fair value of common warrant liability	(581)	—	(581)
Gain on sale of property and equipment	510	—	510
Interest and other income, net	430	450	(20)
Net loss	$(12,415)	$(29,262)	$16,847

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change
External costs:
Clinical research organization expenses
COVALENT - 101	$—	$1,001	$(1,001)
COVALENT - 102	—	614	(614)
COVALENT - 103	298	739	(441)
COVALENT - 111	—	2,242	(2,242)
COVALENT - 112	—	502	(502)
COVALENT - 211	743	—	743
COVALENT - 212	562	—	562
GLP - 131	1,425	—	1,425
Other clinical related expenses	784	2,487	(1,703)
Preclinical activities related expenses	69	1,956	(1,887)
Expenses related to manufacturing of clinical and research material	819	848	(29)
Other external costs	682	2,572	(1,890)
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,364	7,827	(4,463)

Facilities and other allocated expenses	374	2,109	(1,735)
Total research and development expenses	$9,120	$22,897	$(13,777)

Research and development expenses decreased by $13.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease of $7.6 million in external costs was primarily driven by a decrease of $3.8 million related to clinical activities, a decrease of $1.9 million related to preclinical and exploratory programs, and a decrease of $1.9 million in other external costs related to consultants, advisors and other professional services to support our clinical studies. Personnel-related expenses decreased by $4.5 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $1.7 million due to a decrease in rent and facilities-related costs.

General and Administrative Expenses

General and administrative expenses decreased by $3.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease of $1.9 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $1.1 million of corporate-related expenses. Facilities and other allocated expenses decreased by $0.2 million.

Change in fair value of common warrant liability

Change in fair value of common warrant liability was $0.6 million for the three months ended March 31, 2026 and $0.0 for the three months ended March 31, 2025, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.5 million for the three months ended March 31, 2026 and $0.0 for the three months ended March 31, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and other income, net

Interest and other income, net was $0.4 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025. The decrease of $0.1 million was primarily due to lower interest rates earned on cash and cash equivalents balance.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler with respect to the 2022 ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which was included in the $350.0 million originally registered under the 2022 Registration Statement and is now included in the $300.0 million originally registered under the 2025 Registration Statement) through Piper Sandler as the sales agent. Through March 31, 2026, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of March 31, 2026, we have $94.8 million available under the 2022 ATM Program.

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

As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $45.1 million and an accumulated deficit of $461.5 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of March 31, 2026, will only be sufficient to fund our operations into the first quarter of 2027. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(11,669)	$(25,667)
Investing activities	550	—
Financing activities	—	3,252
Net decrease in cash, cash equivalents, and restricted cash	$(11,119)	$(22,415)

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.7 million during the three months ended March 31, 2026 and consisted of a net loss of $12.4 million offset by increase in net assets of $1.0 million and non-cash adjustments of $1.7 million. The increase in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.0 million, a decrease in accrued expenses and other current liabilities of $3.0 million and a decrease in operating lease liabilities of $0.4 million, offset by an increase in accounts payable of $1.4 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $1.6 million, gain on sale of property and equipment of $0.5 million and a non-cash loss on the change in fair value of warrant liability of $0.6 million.

Net cash used in operating activities was $25.7 million during the three months ended March 31, 2025 and consisted of a net loss of $29.3 million offset by a decrease in net assets of $0.8 million and non-cash adjustments of $4.4 million. The decrease in net assets consisted primarily of an increase in accrued expenses and other current liabilities of $4.0 million, offset by a decrease in accounts payable of $5.2 million, decrease in prepaid expenses of $1.2 million and a decrease in operating lease liabilities of $0.8 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $3.2 million, operating lease expense of $0.8 million and depreciation expense of $0.5 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $0.6 million during the three months ended March 31, 2026.

Net cash used in investing activities was $0.0 million during the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.0 million during the three months ended March 31, 2026.

Net cash provided by financing activities was $3.3 million during the three months ended March 31, 2025 and relates to proceeds from of issuances of common stock under our 2022 ATM Program.

Contractual Obligations

As of March 31, 2026, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended March 31, 2026. We held $45.1 million in cash, cash equivalents, and restricted cash as of March 31, 2026. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of March 31, 2026. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Interim Chief Executive Officer and our President and Chief Operating Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of such date our disclosure controls and procedures were effective at a reasonable assurance level (i) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed the clinical development of any product candidates, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, icovamenib, is currently under investigation in Phase II clinical trials in type 2 diabetes and recently concluded a Phase II clinical trial in type 1 diabetes. In September 2025, we announced that we received IND clearance from the FDA for BMF-650, and initiated our ongoing Phase I clinical trial in obese, otherwise healthy volunteers.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $12.4 million and $29.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $461.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit additional INDs;
•
continue the clinical development of icovamenib for the treatment of patients with type 2 and type 1 diabetes;
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
•
establishing and maintaining relationships with CROs and clinical sites for the ongoing clinical and preclinical development of icovamenib, BMF-650 and any future product candidates;
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

We are currently focused on the development of novel small molecules to treat patients with diabetes and obesity. Although we had previously pursued the development of icovamenib in cancer and metabolic diseases, in January 2025, we announced that our strategic focus for icovamenib will be in metabolic disorders and that we will conclude our studies exploring BMF 500’s potential in oncology and explore partnerships to advance our oncology assets.

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

As of March 31, 2026 we had $45.1 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of March 31, 2026, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2026, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

We are early in our development efforts. We have not yet successfully completed clinical testing of our lead product candidate, icovamenib, in human subjects for various types of type 2 diabetes or type 1 diabetes, or our second product candidate, BMF-650, as a next-generation oral GLP-1 RA. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of icovamenib or BMF-650. The success of our product candidates will depend on several factors, including the following:

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

In order to obtain FDA approval to market a novel small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we are advancing two product candidates, icovamenib and BMF-650. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Our lead product candidate, icovamenib, is in clinical development for type 2 diabetes and we recently concluded a Phase II clinical trial of icovamenib in type 1 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in preclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether icovamenib or BMF-650 will perform in clinical trials as they have performed in preclinical studies, nor can we predict how our future product candidates will perform in future preclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational product candidates, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular participant, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that icovamenib and BMF-650, together with our knowledge and scientific resources, provide us with competitive advantages, we face potential competition from many different sources, including commercial biopharmaceutical enterprises, academic institutions, government agencies and private and public research institutions. Many of our competitors, either alone or with their collaborators, have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the timing and scope of marketing approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Any drug candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future.

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

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States clinically developing small molecule inhibitor specifically against menin. We define ourselves as targeted drug developers focused on covalent small molecule therapeutics and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their potency, selectivity, inactivation of the target, therapeutic window, safety, convenience, price, the level of generic competition, our ability to market and commercialize the product candidate and the availability of reimbursement from government and other third-party payors. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC on March 24, 2026 titled “Business—Competition.”

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational product candidates we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or future product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 24, 2026 titled “Business—Government Regulation—Coverage and Reimbursement.”

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. In February 2026, the FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. Additionally, comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Federal agencies in the U.S., including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through September 30, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the United States Patent and Trademark Office (USPTO) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies. In addition, with the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years and may continue to fluctuate as a result of these factors. Disruptions at the FDA, the SEC, the USPTO and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on

March 24, 2026 titled “Business—Government Regulation —Healthcare Reform.”

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. Further, FDA’s Office of Prescription Drug Promotion (OPDP) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Although physicians may prescribe products for “off-label” uses in the exercise of their independent professional judgment, if we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any such laws or any other governmental regulations that apply, they may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 24, 2026 titled “Business—Government Regulation—Other Healthcare Laws.”

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

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business, including by posing security and other risks to our confidential and/or proprietary information, including personal information, and, as a result, we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act (the EU AI Act)—the world’s first comprehensive artificial intelligence law—entered into force in June 2024 and, with some exceptions, becomes effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the United States, the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025 (the Executive Order), tasks the U.S. Department of Justice with reviewing state laws regulating artificial intelligence, and instructs the Department of Commerce to develop a national artificial intelligence strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of artificial intelligence, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of artificial intelligence-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of artificial intelligence, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating artificial intelligence model outputs intended to support regulatory decision-making. In the future, if we develop or use artificial intelligence systems that are governed by the EU AI Act or any other artificial intelligence legislation in effect, and further informed by regulatory guidance, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Additionally, we rely on our scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be materially adversely affected.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in achieving and managing this growth.

As of March 31, 2026, we had 40 full-time employees, including 27 employees engaged in research and development activities.

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
•
managing our internal development efforts effectively, including the clinical, FDA, and other comparable foreign regulatory agencies’ review process for icovamenib, BMF-500, BMF-650 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving and maintaining our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize icovamenib, BMF-500, BMF-650 and future product candidates will depend, in part, on our ability to effectively achieve and manage any future growth in company headcount. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. During the three months ended March 31, 2026, we did not sell any shares pursuant to our 2022 ATM Program.

In April 2023, we sold 5,750,000 shares of common stock at $30.00 per share for gross proceeds of $172.5 million under the registration statement on Form S-3. In June 2025, we issued and sold 19,450,000 shares of common stock at an offering price of $2.00 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 550,000 shares of common stock at an offering price of $1.9999 per share and accompanying common warrants to purchase up to 23,000,000 shares of common stock at a per share exercise price of $2.50. In August 2025, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. In October 2025, pursuant to a registration statement on Form S-3 filed in August 2025, we issued and sold 11,195,121 shares of common stock at an offering price of $2.05 per share and, to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 1,000,000 shares of common stock at an offering price of $2.0499 per share and accompanying common warrants to purchase up to 14,024,389 shares of common stock at a per share exercise price of $2.50, which included the underwriters’ partial exercise to purchase additional common warrants. Any exercises of the common stock warrants issued in the June 2025 or October 2025 underwritten public offerings and any additional sales or issuances of securities pursuant to our 2022 ATM program, our August 2025 registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 6% of our outstanding voting stock as of March 31, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval, particularly if their collective ownership in our company increases. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. For additional information, see the section of our Annual Report on Form 10-K filed with the SEC on March 24, 2026 titled “Financial Statements and Supplementary Data—Notes to Financial Statements—Recent Accounting Pronouncements.”

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/24/2026	4.2

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Form of Pre-Funded Warrant	8-K	6/20/2025	4.1

4.5	Form of Common Stock Warrant	8-K	6/20/2025	4.2

10.1#	Change in Control and Severance Plan, dated March 25, 2025, by and between the Registrant and Michael J.M. Hitchcock				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates a management compensation plan, contract or arrangement.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMEA FUSION, INC.

Date: May 11, 2026	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)