Form 10-Q
period 2026-06-30
Biomea Fusion, Inc.
filed 2026-08-05
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 72,483,852 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to continue as a going concern;
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
•
There is substantial doubt about our ability to continue as a going concern, and we will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs or future commercialization efforts.
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
•
Adverse global economic conditions and geopolitical developments, including supply chain issues, tariffs, inflationary pressures, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war and other global conflicts, and civil and political unrest, could materially adversely impact our business, results of operations, and financial condition, including our preclinical studies and clinical trials.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$34,824	$55,812
Prepaid expenses and other current assets	1,235	2,238
Restricted cash, current	369	—
Total current assets	36,428	58,050
Property and equipment, net	47	153
Restricted cash, non-current	—	369
Other assets, non-current	398	—
Total assets	$36,873	$58,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,306	$3,233
Accrued expenses and other current liabilities	6,300	6,407
Operating lease liabilities, current	877	1,461
Total current liabilities	10,483	11,101
Operating lease liabilities, non-current	—	128
Warrant liability, non-current	14,253	17,791
Total liabilities	24,736	29,020
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 72,483,852 and 72,299,440 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	481,921	478,593
Accumulated deficit	(469,791)	(449,048)
Total stockholders' equity	12,137	29,552
Total liabilities and stockholders' equity	$36,873	$58,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,142	$16,566	$18,262	$39,463
General and administrative	3,624	4,710	7,278	11,525
Total operating expenses	12,766	21,276	25,540	50,988
Loss from operations	(12,766)	(21,276)	(25,540)	(50,988)
Change in fair value of common warrant liability	4,119	227	3,538	227
Gain on sale of property and equipment	—	—	510	—
Interest and other income, net	319	309	749	759
Net and comprehensive loss	$(8,328)	$(20,740)	$(20,743)	$(50,002)
Net loss per common share, basic and diluted	$(0.12)	$(0.51)	$(0.29)	$(1.29)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	72,360,235	40,630,403	72,330,005	38,639,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	72,299,440	$7	$478,593	$(449,048)	$29,552
Stock-based compensation expense	—	—	1,582	—	1,582
Net loss	—	—	—	(12,415)	(12,415)
Balance at March 31, 2026	72,299,440	$7	$480,175	$(461,463)	$18,719
Purchases under employee stock purchase plan	184,412	—	159	—	159
Stock-based compensation expense	—	—	1,587	—	1,587
Net loss	—	—	—	(8,328)	(8,328)
Balance at June 30, 2026	72,483,852	$7	$481,921	$(469,791)	$12,137

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$(387,251)	$51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	3,257
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	$4	$445,246	$(416,513)	$28,737
Purchases under employee stock purchase plan	95,421	—	117	—	117
Issuances of common stock under at the market equity offering program, net of issuance costs of $129	1,009,585	—	1,651	—	1,651
Issuance of common stock and pre-funded warrants under the public offering, net of issuance costs of $2,815	19,450,000	2	15,170	—	15,172
Stock-based compensation expense	—	—	2,573	—	2,573
Net loss	—	—	—	(20,740)	(20,740)
Balance at June 30, 2025	58,127,256	$6	$464,757	$(437,253)	$27,510

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net loss	$(20,743)	$(50,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	66	935
Non-cash operating lease expense	—	1,557
Stock-based compensation expense	3,169	5,742
Change in fair value of warrant liability	(3,538)	(227)
Gain on sale of property and equipment	(510)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,003	1,614
Other assets	(398)	615
Accounts payable	73	(4,703)
Accrued expenses and other current liabilities	(107)	1,308
Operating lease liabilities	(712)	(1,718)
Net cash used in operating activities	(21,697)	(44,879)
Investing Activities
Proceeds from sale of property and equipment	550	—
Net cash provided by investing activities	550	—
Financing Activities
Proceeds from issuances of common stock under at the market equity offering program	—	5,032
Proceeds from issuance of common stock, common warrants and pre-funded warrants from public offering	—	37,800
Proceeds from stock option exercise and purchases under the employee stock purchase plan	159	117
Payments of financing costs	—	(125)
Net cash provided by financing activities	159	42,824
Net decrease in cash, cash equivalents, and restricted cash	(20,988)	(2,055)
Cash, cash equivalents, and restricted cash at the beginning of the period	56,181	58,648
Cash, cash equivalents, and restricted cash at the end of the period	$35,193	$56,593

Non-cash financing and investing activities:
Financing costs included in accounts payable and accrued liabilities	$—	$619

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$34,824	$56,224
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$35,193	$56,593

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly, the balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Reclassification of Prior Period Presentation

Certain reclassifications have been made to prior period balances in order to conform with the current period’s presentation, reclassifying $0.2 million from Interest and other income, net to Change in fair value of common warrant liability in the condensed statement of operations. The reclassification had no effect on the condensed balance sheet, condensed statement of stockholder’s equity and condensed statement of cash flows.

Liquidity and Capital Resources

The Company has incurred net operating losses (NOLs) and negative cash flows from operations since its inception and had an accumulated deficit of $469.8 million at June 30, 2026. As of June 30, 2026, the Company had cash, cash equivalents, and restricted cash of $35.2 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least twelve months past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2026, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of cash equivalents and marketable securities measured and recognized at fair value (in thousands):

		June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$34,493	$—	$—	$34,493
Total		34,493	—	—	34,493
Liabilities:
Warrant liability	Level 3	14,253	—	—	14,253
Total		$14,253	$—	$—	$14,253

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$55,030	$—	$—	$55,030
Total		55,030	—	—	55,030
Liabilities:
Warrant liability	Level 3	17,791	—	—	17,791
Total		$17,791	$—	$—	$17,791

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2026 and 2025. There have been no realized or unrealized gains or losses recognized for the periods presented.

There were no investments as of June 30, 2026 and December 31, 2025, as such, no allowance for credit losses has been recognized as of June 30, 2026. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$17,791
Issuance of common warrants	—
Change in fair value	(3,538)
Balance at June 30, 2026	$14,253

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$—	$102
Computer equipment	146	146
Furniture and fixtures	416	432
Leasehold improvements	106	482
Total property and equipment, gross	668	1,162
Less: accumulated depreciation	(621)	(1,009)
Total property and equipment, net	$47	$153

Depreciation expense for the three and six months ended June 30, 2026 was less than $0.1 million. Depreciation expense for the three and six months ended June 30, 2025 was $0.5 million and $0.9 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development materials and services	$4,423	$3,163
Accrued personnel expenses	1,482	2,958
Accrued professional services	204	117
Other	191	169
Total accrued expenses and other current liabilities	$6,300	$6,407

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors (the Board) and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of June 30, 2026, no dividends have been declared.

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

The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed balance sheet as of June 30, 2026.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and June 30, 2026, the warrant liability was revalued at $14.3 million as of June 30, 2026. The change in fair value of $3.5 million has been recorded as other income.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	June 2025 Underwritten Public Offering
	June 20,	June 30,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.81	$1.47
Expected dividend yield	—%	—%
Expected term (years)	1.5	0.5
Risk-free interest rate	4.0%	4.0%
Expected volatility	132.9%	87.6%

	October 2025 Underwritten Public Offering
	October 8,	June 30,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.68	$1.47
Expected dividend yield	—%	—%
Expected term (years)	3.0	2.3
Risk-free interest rate	3.6%	4.2%
Expected volatility	121.6%	120.7%

Common Stock Warrants

As of June 30, 2026, the following warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
Common warrants	October 8, 2025	October 8, 2028	$2.50	14,024,389
				37,024,389

There were no warrants exercised during the three and six months ended June 30, 2026.

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

On August 5, 2025, the Company filed a new shelf registration statement on Form S-3 (Registration Statement No. 333-289262), which was declared effective on August 15, 2025 (the 2025 Registration Statement), which replaced the previously filed 2022 Registration Statement. The 2025 Registration Statement included a prospectus, dated August 5, 2025, that provides for the sale of shares of common stock having an aggregate offering price of up to $100 million in connection with the 2022 ATM Offering Program.

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

During the six months ended June 30, 2026, the Company did not receive any proceeds from its 2022 ATM Offering Program and no shares of common stock were issued. During the six months ended June 30, 2025, the Company had received aggregate proceeds from its 2022 ATM Offering Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares of its common stock.

Note 6. Stock-Based Compensation

Effective January 1, 2026, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 3,614,972 shares pursuant to the evergreen provision. As of June 30, 2026, 1,434,437 shares of common stock remained available for issuance under the 2021 Plan.

Effective January 1, 2026, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 722,994 shares pursuant to the evergreen provision of the ESPP. As of June 30, 2026, 1,343,590 shares of common stock remained available for issuance under the ESPP.

As of June 30, 2026, 1,864,500 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

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

The repricing resulted in a total incremental stock-based compensation expense of $0.4 million, which was calculated using the Black-Scholes option pricing model, of which $0.3 million is associated with vested repriced options as of the Retention Date and was recognized on a straight-line basis over the Retention Period. The remaining $0.1 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the six months ended June 30, 2026 and 2025, the Company did not recognize any incremental stock-based compensation expense related to the repricing.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$779	$1,568	$1,563	$3,488
General and administrative	808	1,005	1,606	2,254
Total stock-based compensation expense	$1,587	$2,573	$3,169	$5,742

As of June 30, 2026, there was $13.2 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

The following table summarizes the Company's stock option activity:

	Outstanding Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance, December 31, 2025	8,255,280	$4.11	8.0
Granted	5,157,920	1.44
Exercised	—	—
Cancelled	(228,951)	2.35
Balance, June 30, 2026	13,184,249	$3.10	8.4
Exercisable, June 30, 2026	5,157,843	$5.16	6.7

Restricted Stock Units

The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	892,500	$1.53
Issued	—	—
Vested	—	—
Canceled/Forfeited	(95,500)	1.53
Unvested at June 30, 2026	797,000	$1.53

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2026	2025
Stock options, issued and outstanding	13,184,249	6,628,470
Estimated shares issuable under the ESPP	38,499	38,747
Restricted stock subject to future vesting	797,000	—
Common warrants to purchase common stock	37,024,389	23,000,000
Total	51,044,137	29,667,217

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
External costs:
Clinical research organization expenses
COVALENT - 101	$—	926	$—	$1,927
COVALENT - 102	—	(142)	—	472
COVALENT - 103	204	859	502	1,598
COVALENT - 111	—	1,093	—	3,335
COVALENT - 112	—	311	—	813
COVALENT - 211	1,523	—	2,266	—
COVALENT - 212	785	—	1,347	—
GLP - 131	798	—	2,223	—
Other clinical related expenses	1,217	843	2,001	3,330
Preclinical activities related expenses	86	1,594	155	3,550
Expenses related to manufacturing of clinical and research material	464	1,421	1,283	2,269
Other external costs	557	1,899	1,239	4,471
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,159	5,693	6,523	13,520
Facilities and other allocated expenses	349	2,069	723	4,178
Total research and development expenses	$9,142	$16,566	$18,262	$39,463

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
External costs	$1,145	$1,282	$2,286	$3,548
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,155	3,020	4,366	7,110
Facilities and other allocated expenses	324	408	626	867
Total general and administrative expenses	$3,624	$4,710	$7,278	$11,525

Reconciliation of segment loss from operations to net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss from operations of reportable segments	$(12,766)	$(21,276)	$(25,540)	$(50,988)
Change in fair value of common warrant liability	4,119	227	3,538	227
Gain on sale of property and equipment	—	—	510	—
Interest and other income, net	319	309	749	759
Net loss	$(8,328)	$(20,740)	$(20,743)	$(50,002)

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

In preclinical studies, the administration of icovamenib has produced a pronounced effect in preclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. In October 2025, we reported 52-week results from our Phase II COVALENT-111 trial of icovamenib in type 2 diabetes and most recently in April 2026, we reported topline results from our type 1 diabetes trial (COVALENT-112) of icovamenib in type 1 diabetes. As of June 30, 2026 icovamenib is now being evaluated across two ongoing Phase II clinical trials (COVALENT-211 and COVALENT-212) in type 2 diabetes.

With our strategic focus to become a diabetes and obesity medicines company, we discontinued our studies exploring icovamenib’s potential in oncology and plan to explore partnerships to further advance our oncology asset (BMF-500, a covalent inhibitor of FLT3), while concentrating internal resources on metabolic disorders.

In September 2025, we announced that BMF-650, our investigational, next-generation, oral small molecule glucagon-like peptide-1 GLP-1 receptor agonist (GLP-1 RA), received IND-clearance from the FDA. Our Phase I GLP-131 trial for BMF-650 in obese, otherwise healthy volunteers is ongoing, with topline results expected in the third quarter of 2026. With its unique pharmacokinetic profile, enhanced oral bioavailability, and potential for rapid, one-step dose escalation, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for obesity.

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

As of June 30, 2026, we had an accumulated deficit of $469.8 million. We incurred net losses of $20.7 million and $50.0 million for the six months ended June 30, 2026 and 2025, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of June 30, 2026, without any future financing, will only be sufficient to fund our operations into the second quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the twelve months ended December 31, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program. We did not issue any shares of common stock or receive any proceeds under our 2022 ATM Program during the six months ended June 30, 2026.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of icovamenib and advance BMF-650 through preclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes, enrollment in our Phase I clinical trial for BMF-650, including an additional cohort announced in June 2026, as well as any future preclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.0 million and $0.5 million for the three and six months ended June 30, 2026, respectively. No gain on sale of property and equipment was recorded for the three and six months ended June 30, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$9,142	$16,566	$(7,424)	$18,262	$39,463	$(21,201)
General and administrative	3,624	4,710	(1,086)	7,278	11,525	(4,247)
Total operating expenses	12,766	21,276	(8,510)	25,540	50,988	(25,448)
Loss from operations	(12,766)	(21,276)	8,510	(25,540)	(50,988)	25,448
Change in fair value of common warrant liability	4,119	227	3,892	3,538	227	3,311
Gain on sale of property and equipment	—	—	—	510	—	510
Interest and other income, net	319	309	10	749	759	(10)
Net loss	$(8,328)	$(20,740)	$12,412	$(20,743)	$(50,002)	$29,259

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	$ Change	2026	2025	$ Change
External costs:
Clinical research organization expenses
COVALENT - 101	$—	$926	$(926)	$—	$1,927	$(1,927)
COVALENT - 102	—	(142)	142	—	472	(472)
COVALENT - 103	204	859	(655)	502	1,598	(1,096)
COVALENT - 111	—	1,093	(1,093)	—	3,335	(3,335)
COVALENT - 112	—	311	(311)	—	813	(813)
COVALENT - 211	1,523	—	1,523	2,266	—	2,266
COVALENT - 212	785	—	785	1,347	—	1,347
GLP - 131	798	—	798	2,223	—	2,223
Other clinical related expenses	1,217	843	374	2,001	3,330	(1,329)
Preclinical activities related expenses	86	1,594	(1,508)	155	3,550	(3,395)
Expenses related to manufacturing of clinical and research material	464	1,421	(957)	1,283	2,269	(986)
Other external costs	557	1,899	(1,342)	1,239	4,471	(3,232)
Internal costs:
Personnel-related expenses (including stock-based compensation)	3,159	5,693	(2,534)	6,523	13,520	(6,997)
Facilities and other allocated expenses	349	2,069	(1,720)	723	4,178	(3,455)
Total research and development expenses	$9,142	$16,566	$(7,424)	$18,262	$39,463	$(21,201)

Research and development expenses decreased by $7.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease of $3.2 million in external costs was primarily driven by a decrease of $1.5 million related to preclinical and exploratory programs, a decrease of $1.3 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, and a decrease of $1.0 million of manufacturing costs, offset by an increase of $0.6 million related to clinical activities. Personnel-related expenses decreased by $2.5 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $1.7 million due to a decrease in rent and facilities-related costs.

Research and development expenses decreased by $21.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease of $10.7 million in external costs was primarily driven by a decrease of $3.1 million related to clinical activities, a decrease of $3.4 million related to preclinical and exploratory programs, a decrease of $3.2 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, and a decrease of $1.0 million of manufacturing costs. Personnel-related expenses decreased by $7.0 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $3.5 million due to a decrease in rent and facilities-related costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a decrease of $0.9 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $0.1 million of corporate-related expenses. Facilities and other allocated expenses decreased by $0.1 million.

General and administrative expenses decreased by $4.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a decrease of $2.7 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $1.3 million of corporate-related expenses. Facilities and other allocated expenses decreased by $0.2 million.

Change in fair value of common warrant liability

Change in fair value of common warrant liability was $4.1 million for the three months ended June 30, 2026 and $0.2 million for the three months ended June 30, 2025, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Change in fair value of common warrant liability was $3.5 million for the six months ended June 30, 2026 and $0.2 million for the six months ended June 30, 2025, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Gain on sale of property and equipment was $0.5 million for the six months ended June 30, 2026 and $0.0 million for the six months ended June 30, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and other income, net

Interest and other income, net was $0.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Interest and other income, net was $0.7 million for the six months ended June 30, 2026 compared to $0.8 million for the six months ended June 30, 2025. The decrease of $0.1 million was primarily due to lower interest rates earned on cash and cash equivalents balance.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler with respect to the 2022 ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which was included in the $350.0 million originally registered under the 2022 Registration Statement and is now included in the $300.0 million originally registered under the 2025 Registration Statement) through Piper Sandler as the sales agent. Through June 30, 2026, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of June 30, 2026, we have $94.8 million available under the 2022 ATM Program.

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

As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $35.2 million and an accumulated deficit of $469.8 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of June 30, 2026, will only be sufficient to fund our operations into the second quarter of 2027. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(21,697)	$(44,879)
Investing activities	550	—
Financing activities	159	42,824
Net decrease in cash, cash equivalents, and restricted cash	$(20,988)	$(2,055)

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.7 million during the six months ended June 30, 2026 and consisted of a net loss of $20.7 million offset by a decrease in net assets of $0.1 million and non-cash adjustments of $0.8 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.0 million, a decrease in accrued expenses and other current liabilities of $0.1 million and a decrease in operating lease liabilities of $0.7 million, offset by an increase in other assets of $0.4 million and an increase in accounts payable of less than $0.1 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $3.2 million, gain on sale of property and equipment of $0.5 million and a non-cash gain on the change in fair value of warrant liability of $3.5 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $0.6 million during the six months ended June 30, 2026.

Net cash provided by investing activities was $0.0 million during the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2026.

Net cash provided by financing activities was $42.8 million during the six months ended June 30, 2025, and primarily relates to net proceeds from issuances of common stock and pre-funded warrants under the public offering and our 2022 ATM Program.

Contractual Obligations

As of June 30, 2026, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended June 30, 2026. We held $35.2 million in cash, cash equivalents, and restricted cash as of June 30, 2026. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of June 30, 2026. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $20.7 million and $50.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $469.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

As of June 30, 2026 we had $35.2 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of June 30, 2026, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2026, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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
•
successful initiation, patient enrollment in, and completion of current and future clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and our Phase II clinical trial of icovamenib in insulin-deficient type 2 diabetes as well as our Phase I clinical trial for BMF-650, including the additional cohort in the Phase I clinical trial announced in June 2026;
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

In order to obtain FDA approval to market a novel small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. At present, we are advancing two product candidates, icovamenib and BMF-650. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our preclinical studies and clinical trials will ultimately support further development of our programs. Leadership changes at the FDA in the current administration may compound this uncertainty. Our lead product candidate, icovamenib, is in clinical development for type 2 diabetes and we recently concluded a Phase II clinical trial of icovamenib in type 1 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We face competition with respect to our current product candidates and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology, and other related markets that pursue targeted therapies for patients with diabetes and obesity. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting. For example, the

Wegovy® pill was approved in December 2025 and is indicated with a reduced calorie diet and increased physical activity for adults with obesity, or with overweight who also have weight-related medical problems, to help them lose weight and keep it off. Additionally, in April 2026, FoundayoTM was approved for use in combination with a reduced-calorie diet and increased physical activity to reduce excess body weight and maintain weight reduction long term in adults with obesity or overweight adults with at least one weight-related comorbid condition. Both products carry boxed warnings. If icovamenib, BMF-650 or our future product candidates do not offer sustainable advantages over competing products, we may otherwise not be able to successfully compete against current and future competitors.

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate icovamenib and our next-generation product candidate BMF-650, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The former FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position in the current administration remain uncertain. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. Additionally, comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by leadership changes, reduction in staffing, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Federal agencies in the U.S., including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through September 30, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the United States Patent and Trademark Office (USPTO) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies. In addition, in the current administration, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act (the EU AI Act)—the world’s first comprehensive artificial intelligence law—entered into force in June 2024 and, with some exceptions, becomes effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the United States, the regulatory environment is complex and uncertain. President Trump's Executive Order “Ensuring a National Policy Framework for Artificial Intelligence,” effective December 11, 2025 (the Executive Order), tasks the U.S. Department of Justice with reviewing state laws regulating artificial intelligence, and instructs the Department of Commerce to develop a national artificial intelligence strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of artificial intelligence, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of artificial intelligence-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of artificial intelligence, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating artificial intelligence model outputs intended to support regulatory decision-making. In the future, if we develop or use artificial intelligence systems that are governed by the EU AI Act or any other artificial intelligence legislation in effect, and further informed by regulatory guidance, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

As of June 30, 2026, we had 37 full-time employees, including 24 employees engaged in research and development activities.

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

We currently contract certain product development and manufacturing operations to third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers to support the development of our product candidates. Any disruption in production or inability of our manufacturers outside the United States to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or other foreign governments, political unrest or unstable economic conditions in these jurisdictions. In particular, the United States in July 2026 imposed baseline tariffs generally ranging from 10% - 12.5% on a substantial portion of U.S. imports. The United States also has imposed higher tariffs on certain pharmaceutical products. As such, a trade war or other trade restrictions could lead to additional tariffs on the chemical intermediates we use that are manufactured in China.

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

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

We do not currently own or lease any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms.

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

We have and may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We have and may, in the future, form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. During the three months ended June 30, 2026, we did not sell any shares pursuant to our 2022 ATM Program.

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

Our executive officers, directors and their respective affiliates beneficially own approximately 6% of our outstanding voting stock as of June 30, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval, particularly if their collective ownership in our company increases. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In particular, the United States in July 2026 imposed baseline tariffs generally ranging from 10% - 12.5% on a substantial portion of U.S. imports. The United States also has imposed higher tariffs on certain pharmaceutical products. These and other U.S. tariff actions have led governments of other countries to undertake retaliatory trade actions, and may result in further retaliatory tariffs. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds. and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	8-K	4/20/2021	3.2

3.2	Amended and Restated Bylaws, as currently in effect	8-K	4/20/2021	3.4

4.1	Form of Common Stock Certificate	S-1/A	4/12/2021	4.2

4.2	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/24/2026	4.2

4.3	Investors’ Rights Agreement, dated December 18, 2020, by and among the Registrant and the investors listed therein	S-1	3/26/2021	10.1

4.4	Form of Pre-Funded Warrant	8-K	10/7/2025	4.1

4.5	Form of Common Stock Warrant	8-K	10/7/2025	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BIOMEA FUSION, INC.

Date: August 5, 2026	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)