Form 10-Q
period 2026-09-30
Biomea Fusion, Inc.
filed 2026-11-10
CIK 1840439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 72,678,080 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain compliance with The Nasdaq Stock Market LLC’s (Nasdaq’s) continued listing requirements, including the minimum bid price and the risk that our common stock could be delisted from Nasdaq;
•
our anticipated use of our existing cash, cash equivalents and restricted cash;
•
the implementation of our strategic plans for our business and product candidates;
•
the initiation, timing, progress and results of our research and development programs, nonclinical studies, clinical trials and investigational new drug (IND) applications and other regulatory submissions;
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
•
our ability to obtain sufficient funding or enter into strategic collaborations for the advancement of certain of our product candidate programs;
•
our plan to rely on third parties to conduct and support nonclinical and clinical development;
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
•
Nonclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our nonclinical and clinical programs may experience delays or may never be initiated or completed, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.
•
The results of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (FDA) or other comparable foreign regulatory authorities. Successful nonclinical studies and clinical trials cannot provide assurance of successful commercialization.
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
•
Adverse global economic conditions and geopolitical developments, including supply chain issues, tariffs, inflationary pressures, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war and other global conflicts, and civil and political unrest, could materially adversely impact our business, results of operations, and financial condition, including our nonclinical studies and clinical trials.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Biomea Fusion, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$26,403	$55,812
Prepaid expenses and other current assets	890	2,238
Restricted cash, current	369	—
Total current assets	27,662	58,050
Property and equipment, net	37	153
Restricted cash, non-current	—	369
Other assets, non-current	398	—
Total assets	$28,097	$58,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,260	$3,233
Accrued expenses and other current liabilities	9,005	6,407
Operating lease liabilities, current	506	1,461
Total current liabilities	12,771	11,101
Operating lease liabilities, non-current	—	128
Warrant liability, non-current	7,740	17,791
Total liabilities	20,511	29,020
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 72,678,080 and 72,299,440 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	483,553	478,593
Accumulated deficit	(475,974)	(449,048)
Total stockholders' equity	7,586	29,552
Total liabilities and stockholders' equity	$28,097	$58,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$8,531	$14,401	$26,793	$53,864
General and administrative	4,432	4,199	11,710	15,724
Impairment of long-lived assets	—	2,205	—	2,205
Total operating expenses	12,963	20,805	38,503	71,793
Loss from operations	(12,963)	(20,805)	(38,503)	(71,793)
Change in fair value of common warrant liability	6,513	3,872	10,051	4,099
Gain on sale of property and equipment	—	—	510	—
Interest and other income, net	267	526	1,016	1,285
Net and comprehensive loss	$(6,183)	$(16,407)	$(26,926)	$(66,409)
Net loss per common share, basic and diluted	$(0.09)	$(0.27)	$(0.37)	$(1.45)
Weighted-average number of common shares used to compute basic and diluted net loss per common share	72,591,786	59,848,325	72,418,224	45,787,018

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	72,299,440	$7	$478,593	$(449,048)	$29,552
Stock-based compensation expense	—	—	1,582	—	1,582
Net loss	—	—	—	(12,415)	(12,415)
Balance at March 31, 2026	72,299,440	$7	$480,175	$(461,463)	$18,719
Purchases under employee stock purchase plan	184,412	—	159	—	159
Stock-based compensation expense	—	—	1,587	—	1,587
Net loss	—	—	—	(8,328)	(8,328)
Balance at June 30, 2026	72,483,852	$7	$481,921	$(469,791)	$12,137
Issuance of common shares upon restricted stock units vesting	186,128	—	—	—	—
Exercise of stock options	8,100	—	12	—	12
Stock-based compensation expense	—	—	1,620	—	1,620
Net loss	—	—	—	(6,183)	(6,183)
Balance at September 30, 2026	72,678,080	$7	$483,553	$(475,974)	$7,586

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	36,310,713	$4	$438,820	$(387,251)	$51,573
Issuances of common stock under at the market equity offering program, net of issuance costs of $5	1,261,537	—	3,257	—	3,257
Stock-based compensation expense	—	—	3,169	—	3,169
Net loss	—	—	—	(29,262)	(29,262)
Balance at March 31, 2025	37,572,250	$4	$445,246	$(416,513)	$28,737
Purchases under employee stock purchase plan	95,421	—	117	—	117
Issuances of common stock under at the market equity offering program, net of issuance costs of $129	1,009,585	—	1,651	—	1,651
Issuance of common stock and pre-funded warrants under the public offering, net of issuance costs of $2,815	19,450,000	2	15,170	—	15,172
Stock-based compensation expense	—	—	2,573	—	2,573
Net loss	—	—	—	(20,740)	(20,740)
Balance at June 30, 2025	58,127,256	$6	$464,757	$(437,253)	$27,510
Issuances of common stock under the public offering, net of issuance costs of $186	1,381,262	—	2,576	—	2,576
Stock-based compensation expense	—	—	1,940	—	1,940
Net loss	—	—	—	(16,407)	(16,407)
Balance at September 30, 2025	59,508,518	$6	$469,273	$(453,660)	$15,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biomea Fusion, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net loss	$(26,926)	$(66,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	76	1,362
Non-cash operating lease expense	—	1,674
Stock-based compensation expense	4,789	7,682
Change in fair value of warrant liability	(10,051)	(4,099)
Impairment of property and equipment	—	2,205
Gain on sale of property and equipment	(510)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,348	7,255
Other assets	(398)	619
Accounts payable	27	(6,531)
Accrued expenses and other current liabilities	2,598	1,708
Operating lease liabilities	(1,083)	(1,895)
Net cash used in operating activities	(30,130)	(56,429)
Investing Activities
Proceeds from sale of property and equipment	550	—
Net cash provided by investing activities	550	—
Financing Activities
Proceeds from issuances of common stock under at the market equity offering program	—	5,032
Proceeds from issuance of common stock, common warrants and pre-funded warrants from public offering	—	40,396
Proceeds from stock option exercise and purchases under the employee stock purchase plan	171	117
Payments of financing costs	—	(753)
Net cash provided by financing activities	171	44,792
Net decrease in cash, cash equivalents, and restricted cash	(29,409)	(11,637)
Cash, cash equivalents, and restricted cash at the beginning of the period	56,181	58,648
Cash, cash equivalents, and restricted cash at the end of the period	$26,772	$47,011

Non-cash financing and investing activities:
Financing costs included in accounts payable and accrued liabilities	$—	$11

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$26,403	$46,642
Restricted cash	369	369
Total cash and cash equivalents, and restricted cash	$26,772	$47,011

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly, the balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The unaudited interim results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Reclassification of Prior Period Presentation

Certain reclassifications have been made to prior period balances in order to conform with the current period’s presentation, reclassifying $4.1 million from Interest and other income, net to Change in fair value of common warrant liability in the condensed statement of operations. The reclassification had no effect on the condensed balance sheet, condensed statement of stockholders' equity and condensed statement of cash flows.

Liquidity and Capital Resources

The Company has incurred net operating losses (NOLs) and negative cash flows from operations since its inception and had an accumulated deficit of $476.0 million at September 30, 2026. As of September 30, 2026, the Company had cash, cash equivalents, and restricted cash of $26.8 million. Management believes that the existing financial resources are not sufficient to continue operating activities for at least twelve months past the issuance date of these unaudited condensed financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. There can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically financed its operations primarily through the sale of common stock and warrants and the issuance of unsecured promissory notes. To date, none of the Company’s product candidates have been approved for commercial sale, and the Company has not generated any revenue since inception. Management expects operating losses to continue and increase for the foreseeable future, as the Company continues clinical development activities for its lead product candidate and advances the nonclinical and clinical development of other product candidates. The Company’s prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the biotechnology industry as discussed below. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2026, as compared to those included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Recent Accounting Pronouncements - Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s financial assets, which consist of marketable securities measured and recognized at fair value (in thousands):

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$25,659	$—	$—	$25,659
Total		25,659	—	—	25,659
Liabilities:
Warrant liability	Level 3	7,740	—	—	7,740
Total		$7,740	$—	$—	$7,740

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets included in cash and cash equivalents:
Money market funds	Level 1	$55,030	$—	$—	$55,030
Total		55,030	—	—	55,030
Liabilities:
Warrant liability	Level 3	17,791	—	—	17,791
Total		$17,791	$—	$—	$17,791

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2026 and 2025. There have been no realized or unrealized gains or losses recognized for the periods presented.

There were no investments as of September 30, 2026 and December 31, 2025, as such, no allowance for credit losses has been recognized as of September 30, 2026. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 5) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a full roll forward of the aggregate fair value of the warrant liability categorized within Level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2025	$17,791
Issuance of common warrants	—
Change in fair value	(10,051)
Balance at September 30, 2026	$7,740

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$—	$102
Computer equipment	146	146
Furniture and fixtures	416	432
Leasehold improvements	106	482
Total property and equipment, gross	668	1,162
Less: accumulated depreciation	(631)	(1,009)
Total property and equipment, net	$37	$153

Depreciation expense for the three and nine months ended September 30, 2026 was less than $0.1 million. Depreciation expense for the three and nine months ended September 30, 2025 was $0.4 million and $1.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development materials and services	$6,208	$3,163
Accrued personnel expenses	2,175	2,958
Accrued professional services	478	117
Other	144	169
Total accrued expenses and other current liabilities	$9,005	$6,407

Note 5. Capital Structure

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors (the Board) and after any preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of September 30, 2026, no dividends have been declared.

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

The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed balance sheet as of September 30, 2026.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and September 30, 2026, the warrant liability was revalued at $7.7 million as of September 30, 2026. The change in fair value of $10.1 million has been recorded as change in fair value of common warrant liability.

The Company calculated the fair value of common warrants using the Black-Scholes option pricing model with the following inputs:

	June 2025 Underwritten Public Offering
	June 20,	September 30,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.81	$1.33
Expected dividend yield	—%	—%
Expected term (years)	1.5	0.2
Risk-free interest rate	4.0%	4.2%
Expected volatility	132.9%	74.7%

	October 2025 Underwritten Public Offering
	October 8,	September 30,
	2025	2026
	(issuance)	(period end)
Common stock price	$1.68	$1.33
Expected dividend yield	—%	—%
Expected term (years)	3.0	2.0
Risk-free interest rate	3.6%	4.9%
Expected volatility	121.6%	101.5%

Common Stock Warrants

As of September 30, 2026, the following warrants to purchase shares of the Company's common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Common warrants	June 20, 2025	December 20, 2026	$2.50	23,000,000
Common warrants	October 8, 2025	October 8, 2028	$2.50	14,024,389
				37,024,389

There were no warrants exercised during the three and nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, the Company did not receive any proceeds from its 2022 ATM Offering Program and no shares of common stock were issued. During the nine months ended September 30, 2025, the Company had received aggregate proceeds from its 2022 ATM Offering Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares of its common stock.

Note 6. Stock-Based Compensation

Effective January 1, 2026, the number of shares of common stock available under the 2021 Incentive Award Plan (the 2021 Plan) increased by 3,614,972 shares pursuant to the evergreen provision. As of September 30, 2026, 1,694,848 shares of common stock remained available for issuance under the 2021 Plan.

Effective January 1, 2026, the number of shares of common stock available under the 2021 Employee Stock Purchase Plan (the ESPP) increased by 722,994 shares pursuant to the evergreen provision of the ESPP. As of September 30, 2026, 1,343,590 shares of common stock remained available for issuance under the ESPP.

As of September 30, 2026, 1,879,032 shares of common stock remained available for issuance under the 2023 Inducement Equity Plan as adopted in November 2023.

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

The repricing resulted in a total incremental stock-based compensation expense of $0.4 million, which was calculated using the Black-Scholes option pricing model, of which $0.3 million is associated with vested repriced options as of the Retention Date and was recognized on a straight-line basis over the Retention Period. The remaining $0.1 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the nine months ended September 30, 2026 and 2025, the Company recognized $0 million and $0.3 million, respectively, of incremental stock-based compensation expense related to the repricing.

Stock-Based Compensation Expense

Total stock-based compensation expense related to the Company’s equity incentive plans and ESPP was recorded in the statements of operations and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$775	$1,075	$2,338	$4,563
General and administrative	845	865	2,451	3,119
Total stock-based compensation expense	$1,620	$1,940	$4,789	$7,682

As of September 30, 2026, there was $11.2 million of total unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

The following table summarizes the Company's stock option activity:

	Outstanding Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance, December 31, 2025	8,255,280	$4.11	8.0
Granted	5,157,920	1.44
Exercised	(8,100)	1.49
Cancelled	(441,644)	2.14
Balance, September 30, 2026	12,963,456	$3.11	8.0
Exercisable, September 30, 2026	5,715,947	$4.87	6.6

Restricted Stock Units

The following table summarizes the Company's restricted stock unit activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	892,500	$1.53
Issued	—	—
Vested	(186,128)	1.53
Canceled/Forfeited	(157,750)	1.53
Unvested at September 30, 2026	548,622	$1.53

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2026	2025
Stock options, issued and outstanding	12,963,456	9,010,875
Estimated shares issuable under the ESPP	147,753	110,144
Restricted stock subject to future vesting	548,622	892,500
Common warrants to purchase common stock	37,024,389	23,000,000
Total	50,684,220	33,013,519

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
External costs:
Clinical research organization expenses
COVALENT - 101	$—	241	$—	$2,168
COVALENT - 102	—	668	—	1,140
COVALENT - 103	(132)	1,146	370	2,744
COVALENT - 111	(18)	1,032	(18)	4,367
COVALENT - 112	(22)	601	(22)	1,414
COVALENT - 211	1,883	—	4,149	—
COVALENT - 212	919	—	2,266	—
GLP - 131	579	255	2,802	255
Other clinical related expenses	1,251	1,396	3,252	4,726
Nonclinical activities related expenses	8	1,191	163	4,741
Expenses related to manufacturing of clinical and research material	399	1,420	1,682	3,689
Other external costs	470	1,429	1,709	5,900
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,850	3,822	9,373	17,342
Facilities and other allocated expenses	344	1,200	1,067	5,378
Total research and development expenses	$8,531	$14,401	$26,793	$53,864

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
External costs	$1,959	$1,375	$4,245	$4,923
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,154	2,517	6,520	9,627
Facilities and other allocated expenses	319	307	945	1,174
Total general and administrative expenses	$4,432	$4,199	$11,710	$15,724

Reconciliation of segment loss from operations to net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss from operations of reportable segments	$(12,963)	$(20,805)	$(38,503)	$(71,793)
Change in fair value of common warrant liability	6,513	3,872	10,051	4,099
Gain on sale of property and equipment	—	—	510	—
Interest and other income, net	267	526	1,016	1,285
Net loss	$(6,183)	$(16,407)	$(26,926)	$(66,409)

Note 10. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage diabetes and obesity medicines company focused on the development of novel small molecule therapies to treat and improve the lives of patients with metabolic diseases.

Our lead clinical program’s drug candidate, icovamenib, is an orally administered investigational small molecule currently in Phase 2 clinical development for the treatment of type 1 and type 2 diabetes. Nonclinical evidence shows that icovamenib promotes reversible downmodulation of menin, a transcriptional regulator implicated in beta cell biology. Nonclinical data also has shown that icovamenib induced glucose-dependent beta cell proliferation and enhanced insulin production and secretion. Through these proposed mechanisms, icovamenib has the potential to restore beta cell mass and function and thereby improve glycemic control. As a potential beta cell restorative therapy, icovamenib represents a novel treatment approach for individuals living with diabetes. Icovamenib's potential in type 1 and type 2 diabetes as well as its impact in obesity is currently being investigated in three clinical and multiple nonclinical studies. Our nonclinical and clinical data to date support that inhibiting menin via icovamenib has the potential to enable the proliferation, preservation, and reactivation of healthy, functional beta cells capable of producing insulin, thereby leading to long-term glycemic control in patients with type 1 and type 2 diabetes.

In nonclinical studies, the administration of icovamenib has produced a pronounced effect in nonclinical models of diabetes, normalizing glucose levels during treatment and even after drug washout. In October 2025, we reported 52-week results from our Phase II COVALENT-111 trial of icovamenib in type 2 diabetes and most recently in April 2026, we reported topline results from our type 1 diabetes trial (COVALENT-112) of icovamenib in type 1 diabetes. As of September 30, 2026 icovamenib is now being evaluated across two ongoing Phase II clinical trials (COVALENT-211 and COVALENT-212) in type 2 diabetes, with the primary 26-week HbA1c endpoint readout from our Phase II clinical trial (COVALENT-211) expected in the first quarter of 2027, and the corresponding 26-week primary endpoint HbA1c readout from our Phase II clinical trial (COVALENT-212), expected in the second quarter of 2027. Longer-term 52-week secondary endpoint data from both COVALENT-211 and COVALENT-212 are expected subsequently. In June 2026, we announced a collaboration with the University of Leicester as part of the ongoing platform research study titled Investigating and Optimizing Physical Function with Weight Loss: A Multi-Arm Open Label Adaptive Platform Trial (OPAL). This newly activated experimental arm will evaluate the effects of icovamenib in combination with low-dose semaglutide in individuals without type 2 diabetes that are either overweight or obese. The collaborative study is designed to assess if adding icovamenib to semaglutide (a GLP-1 therapy) will enhance the body weight lowering effects of semaglutide while supporting muscular and skeletal health.

In September 2025, we announced that BMF-650, our investigational, next-generation, oral small molecule glucagon-like peptide-1 GLP-1 receptor agonist (GLP-1 RA), received IND-clearance from the FDA. In October 2026, we announced interim, topline results from our ongoing Phase Ib clinical trial for BMF-650. With its unique pharmacokinetic profile, enhanced oral bioavailability, and potential for rapid, one-step dose escalation, we believe BMF-650 has the potential to provide a best-in-class therapeutic option for obesity.

Since commencing operations in 2017, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and nonclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We have not generated any revenue from product sales and, as a result, we have never been profitable and have incurred net losses since commencement of our operations.

As of September 30, 2026, we had an accumulated deficit of $476.0 million. We incurred net losses of $26.9 million and $66.4 million for the nine months ended September 30, 2026 and 2025, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of September 30, 2026, without any future financing, will only be sufficient to fund our operations into the second quarter of 2027. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities.

We do not expect to generate revenue from product sales unless and until we obtain regulatory approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect that our expenses will continue to increase for the foreseeable future. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
conduct our ongoing nonclinical studies, our two Phase II clinical trials of icovamenib in type 2 diabetes and our Phase I clinical trial of BMF-650 in obese, otherwise healthy volunteers;
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

In April 2021, we completed our initial public offering (IPO) and issued an aggregate of 9,000,000 shares of our common stock at a price of $17.00 per share. Subsequent to the close, an additional 823,532 shares were issued in connection with the partial exercise by the underwriters of their option to purchase additional shares of common stock. In addition, immediately prior to the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 7,064,925 shares of common stock. Proceeds from the IPO, net of underwriting discounts and commissions and offering costs were $152.8 million. On April 3, 2023, we issued and sold 5,750,000 shares of common stock, which included 750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $30.00 per share in an underwritten public offering pursuant to a shelf registration on Form S-3. Our net proceeds from the offering were $161.8 million, after deducting underwriting discounts and commissions and offering costs of $10.7 million. During the twelve months ended December 31, 2025, we issued 2,271,122 shares of our common stock for aggregate proceeds of $4.9 million, net of commissions and offering costs from our 2022 ATM Program. We did not issue any shares of common stock or receive any proceeds under our 2022 ATM Program during the nine months ended September 30, 2026.

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

We expense research and development costs in the periods in which they are incurred. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We track direct costs by stage of program, clinical or nonclinical. However, we do not track indirect costs on a program specific or stage of program basis because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect our research and development expenses to increase substantially during the next few years as we seek to initiate and complete clinical trials, pursue regulatory approval of icovamenib and advance BMF-650 through nonclinical and clinical development. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. The process of conducting the necessary nonclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates continue to advance into clinical trials, as well as advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable.

Our future research and development costs may vary significantly based on a wide variety of factors, such as:

•
the scope, rate of progress, expense and results of our ongoing clinical trials, including our ongoing Phase II clinical trial of icovamenib in type 2 diabetes and our Phase I clinical trial for BMF-650, as well as any future nonclinical development and clinical trials of our product candidates, and other research and development activities we may conduct;
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
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and any comparable regulatory authorities outside the United States;
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

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products and product candidates. As a result of these variables, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Impairment of long-lived assets

Impairment of long-lived assets consists of a one-time impairment charge.

Change in fair value of common warrant liability

Change in fair value of common warrant liability consists of revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.0 million and $0.5 million for the three and nine months ended September 30, 2026, respectively. No gain on sale of property and equipment was recorded for the three and nine months ended September 30, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$8,531	$14,401	$(5,870)	$26,793	$53,864	$(27,071)
General and administrative	4,432	4,199	233	11,710	15,724	(4,014)
Impairment of long-lived assets	—	2,205	(2,205)	—	2,205	(2,205)
Total operating expenses	12,963	20,805	(7,842)	38,503	71,793	(33,290)
Loss from operations	(12,963)	(20,805)	7,842	(38,503)	(71,793)	33,290
Change in fair value of common warrant liability	6,513	3,872	2,641	10,051	4,099	5,952
Gain on sale of property and equipment	—	—	—	510	—	510
Interest and other income, net	267	526	(259)	1,016	1,285	(269)
Net loss	$(6,183)	$(16,407)	$10,224	$(26,926)	$(66,409)	$39,483

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	$ Change	2026	2025	$ Change
External costs:
Clinical research organization expenses
COVALENT - 101	$—	$241	$(241)	$—	$2,168	$(2,168)
COVALENT - 102	—	668	(668)	—	1,140	(1,140)
COVALENT - 103	(132)	1,146	(1,278)	370	2,744	(2,374)
COVALENT - 111	(18)	1,032	(1,050)	(18)	4,367	(4,385)
COVALENT - 112	(22)	601	(623)	(22)	1,414	(1,436)
COVALENT - 211	1,883	—	1,883	4,149	—	4,149
COVALENT - 212	919	—	919	2,266	—	2,266
GLP - 131	579	255	324	2,802	255	2,547
Other clinical related expenses	1,251	1,396	(145)	3,252	4,726	(1,474)
Nonclinical activities related expenses	8	1,191	(1,183)	163	4,741	(4,578)
Expenses related to manufacturing of clinical and research material	399	1,420	(1,021)	1,682	3,689	(2,007)
Other external costs	470	1,429	(959)	1,709	5,900	(4,191)
Internal costs:
Personnel-related expenses (including stock-based compensation)	2,850	3,822	(972)	9,373	17,342	(7,969)
Facilities and other allocated expenses	344	1,200	(856)	1,067	5,378	(4,311)
Total research and development expenses	$8,531	$14,401	$(5,870)	$26,793	$53,864	$(27,071)

Research and development expenses decreased by $5.9 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease of $4.0 million in external costs was primarily driven by a decrease of $1.2 million related to nonclinical and exploratory programs, a decrease of $1.0 million of manufacturing costs, a decrease of $1.0 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, and a decrease of $0.9 million related to clinical activities. Personnel-related expenses decreased by $1.0 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $0.9 million due to a decrease in rent and facilities-related costs.

Research and development expenses decreased by $27.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease of $14.8 million in external costs was primarily driven by a decrease of $4.6 million related to nonclinical and exploratory programs, a decrease of $4.2 million in other external costs related to consultants, advisors and other professional services to support our clinical studies, a decrease of $4.0 million related to clinical activities and a decrease of $2.0 million of manufacturing costs. Personnel-related expenses decreased by $8.0 million, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by $4.3 million due to a decrease in rent and facilities-related costs.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by an increase of $0.6 million of corporate-related expenses, offset by a decrease of $0.4 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount. Facilities and other allocated expenses decreased by less than $0.1 million.

General and administrative expenses decreased by $4.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a decrease of $3.1 million related to personnel-related expenses, including stock-based compensation, due to a decrease in headcount and a decrease of $0.7 million of corporate-related expenses. Facilities and other allocated expenses decreased by $0.2 million.

Impairment of long-lived assets

Impairment of long-lived assets was $0.0 million for both the three and nine months ended September 30, 2026 and $2.2 million for both the three and nine months ended September 30, 2025, attributable to a one-time impairment charge.

Change in fair value of common warrant liability

Change in fair value of common warrant liability was $6.5 million for the three months ended September 30, 2026 and $3.9 million for the three months ended September 30, 2025, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Change in fair value of common warrant liability was $10.1 million for the nine months ended September 30, 2026 and $4.1 million for the nine months ended September 30, 2025, attributable to revaluation of the common warrants issued in connection with the June and October 2025 underwritten public offerings (see Note 5). The common warrants are re-measured at each balance sheet date.

Gain on sale of property and equipment

Gain on sale of property and equipment was $0.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

Gain on sale of property and equipment was $0.5 million for the nine months ended September 30, 2026 and $0.0 million for the nine months ended September 30, 2025. The gain in the current period was attributable to proceeds from the sale of laboratory equipment.

Interest and other income, net

Interest and other income, net was $0.3 million for the three months ended September 30, 2026 and $0.5 million for the three months ended September 30, 2025.

Interest and other income, net was $1.0 million for the nine months ended September 30, 2026 compared to $1.3 million for the nine months ended September 30, 2025. The decrease of $0.3 million was primarily due to lower interest rates earned on cash and cash equivalents balance.

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

Additionally, we are party to an equity distribution agreement, dated November 25, 2022, with Piper Sandler with respect to the 2022 ATM Program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which was included in the $350.0 million originally registered under the 2022 Registration Statement and is now included in the $300.0 million originally registered under the 2025 Registration Statement) through Piper Sandler as the sales agent. Through September 30, 2026, we have received aggregate proceeds from our 2022 ATM Program of $4.9 million, net of commissions and offering costs, pursuant to the issuance of 2,271,122 shares. As of September 30, 2026, we have $94.8 million available under the 2022 ATM Program.

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

As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $26.8 million and an accumulated deficit of $476.0 million. We have incurred substantial operating losses and have used cash in our operating activities since inception. Without any future financing, the current operating plan under the existing cash and cash equivalents, and restricted cash as of September 30, 2026, will only be sufficient to fund our operations into the second quarter of 2027. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on terms acceptable to us. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Future Funding Requirements

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, nonclinical development activities and laboratory testing for our product candidates;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(30,130)	$(56,429)
Investing activities	550	—
Financing activities	171	44,792
Net decrease in cash, cash equivalents, and restricted cash	$(29,409)	$(11,637)

Net Cash Used in Operating Activities

Net cash used in operating activities was $30.1 million during the nine months ended September 30, 2026 and consisted of a net loss of $26.9 million offset by a decrease in net assets of $2.5 million and an increase of non-cash adjustments of $5.7 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses and other current assets of $1.3 million, and a decrease in operating lease liabilities of $1.1 million, offset by an increase in other assets of $0.4 million, an increase in accrued expenses and other current liabilities of $2.6 million and an increase in accounts payable of less than $0.1 million. Non-cash adjustments consisted primarily of stock-based compensation expense of $4.8 million, gain on sale of property and equipment of $0.5 million and a non-cash gain on the change in fair value of warrant liability of $10.1 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $0.6 million during the nine months ended September 30, 2026.

Net cash provided by investing activities was $0.0 million during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million during the nine months ended September 30, 2026 and primarily relates to proceeds from stock option exercises and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $44.8 million during the nine months ended September 30, 2025 and primarily relates to net proceeds of $44.7 million from issuances of common stock and pre-funded warrants under the public offering and the 2022 ATM Program, and $0.1 million of proceeds from stock option exercises and purchases under the employee stock purchase plan.

Contractual Obligations

As of September 30, 2026, there have been no material changes from the contractual obligations and commitments as of December 31, 2025 previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2026 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, except as described in Note 2 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. There was no material foreign currency risk for the quarter ended September 30, 2026. We held $26.8 million in cash, cash equivalents, and restricted cash as of September 30, 2026. Cash equivalents consisted of money market funds. Restricted cash consisted of two stand-by letters of credit issued to our landlord in connection with the lab leases. We held no interest-bearing liabilities as of September 30, 2026. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history with which investors can evaluate our business and prospects. We commenced operations in August 2017, have not completed the clinical development of any product candidates, have no products approved for commercial sale and have never generated any revenue, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking nonclinical studies, preparing for and initiating our initial clinical trials, and establishing arrangements with third parties for the manufacture of initial quantities of product candidates. Our lead product candidate, icovamenib, is currently under investigation in Phase II clinical trials in type 2 diabetes and recently concluded a Phase II clinical trial in type 1 diabetes. In September 2025, we announced that we received IND clearance from the FDA for BMF-650, and initiated our ongoing Phase I clinical trial in obese, otherwise healthy volunteers. In October 2026, we announced interim, topline results from our ongoing Phase Ib clinical trial for BMF-650. Further longer-duration studies and additional clinical data will be needed to fully characterize the optimal patient dosing regimen for BMF-650.

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

We have incurred significant net losses in each reporting period since we commenced operations in August 2017. Our net losses were $26.9 million and $66.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $476.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. We have not received marketing approval for any product candidate, and we have not generated any revenue from any product sales or other sources since our inception. We do not expect to generate revenue unless or until we successfully complete nonclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. Icovamenib, our lead product candidate, is advancing in clinical development. As such, we face significant translational risk as our product candidates advance further in clinical development, and promising results in nonclinical studies or early clinical trials may not be replicated in later-stage clinical trials. If approved, icovamenib is not intended as a chronic therapy for insulin deficient diabetes, which could further limit our ability to achieve profitability. All of our current and future product candidates will require nonclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our nonclinical studies and clinical trials for icovamenib, BMF-650 and our future product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
establishing and maintaining relationships with CROs and clinical sites for the ongoing clinical and nonclinical development of icovamenib, BMF-650 and any future product candidates;
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

We are currently focused on the development of novel small molecules to treat patients with diabetes and obesity. Although we had previously pursued the development of icovamenib in cancer and metabolic diseases, in January 2025, we announced that our strategic focus for icovamenib will be in metabolic disorders and that we would conclude our studies exploring BMF 500’s potential in oncology and explore partnerships to advance our oncology assets.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate and conduct clinical trials of, and seek marketing approval for our product candidates. Developing biopharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed significant amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our current product candidates and advance our future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform nonclinical studies or clinical trials in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and planned clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur additional costs associated with our continuing operation as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2026 we had $26.8 million in cash, cash equivalents, and restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents, and restricted cash as of September 30, 2026, without any future financing, will not be sufficient for us to continue as a going concern for at least one year from the issuance date of the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing capital resources to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. To the extent we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including but not limited to:

•
the scope, timing, progress, duration, costs and results of our clinical trials, drug discovery, nonclinical development activities, and laboratory testing for our product candidates;
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

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2026, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

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

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, pursue the nonclinical and clinical development of our product candidates, respond to business challenges or opportunities, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

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

The discovery and development of small molecule therapies for patients with diabetes and obesity, with a particular focus on menin, is an emerging field. While there is scientific evidence to support the feasibility of developing therapies, the significant complexity and potential safety and toxicity concerns associated with poorly designed covalent binders have historically discouraged drug developers from pursuing this drug class. In particular, a significant risk of toxicity is posed by these small molecule binders if they demonstrate a more promiscuous binding profile than intended, which can potentially cause unacceptable levels of off-target interactions. While we believe the significant expertise, foundational knowledge and capabilities that our management team members have accumulated over their extensive careers and that we have expanded and refined since our inception positions us to overcome such challenges, there can be no assurance that we will be successful. Even if we are able to limit off-target interaction, there can be no assurance that treatment with any of our novel small molecule product candidates will demonstrate the deep inactivation of their targets or offer greater therapeutic windows than conventional non-covalent drugs. It is possible that the targets we select, such as menin, could be effectively and safely treated by more frequent dosing of non-covalent drugs, which could limit the potential advantages or perceived benefits of our covalent and non-covalent product candidates.

Our lead product candidate, icovamenib, and our next-generation product candidate, BMF-650, are in clinical development. Our current data is primarily limited to clinical data in a relatively small patient population for icovamenib, as well as animal models and nonclinical cell lines for icovamenib and BMF-650. These results may not be replicated in larger clinical trials, or, in the case of nonclinical data, translate into humans. As such, even if we are able to develop novel small molecule therapy candidates that demonstrate positive results in nonclinical studies or early-stage clinical trials, there can be no assurance that such product candidates will subsequently demonstrate significant clinical benefit in vivo or in larger trials or will be well-tolerated.

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
•
successful completion of nonclinical studies, regulatory submissions and clinical trials;
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

The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional nonclinical and clinical development, management of clinical, nonclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with

cGMP, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales, if ever. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our nonclinical studies or clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by FDA before implementation, which could delay our nonclinical studies, clinical trials and product candidate development, and could require additional nonclinical studies and clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy.

We have not previously submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

Nonclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our nonclinical and clinical programs may experience delays or may never be initiated or completed, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a novel small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to meet the FDA requirements. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming, and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive nonclinical studies that support our planned and future INDs in the United States. At present, we are advancing two product candidates, icovamenib and BMF-650. We cannot be certain of the timely completion or outcome of our nonclinical studies and clinical trials and cannot predict if the FDA will allow our existing and proposed clinical programs to proceed or continue to proceed, or if the outcomes of our nonclinical studies and clinical trials will ultimately support further development of our programs. Leadership changes at the FDA in the current administration may compound this uncertainty. Our lead product candidate, icovamenib, is in clinical development for type 2 diabetes and we recently concluded a Phase II clinical trial of icovamenib in type 1 diabetes, and we cannot be sure that we will be able to submit INDs or similar applications with respect to additional indications or other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting nonclinical testing and clinical trials represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting nonclinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of nonclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•
inability to generate sufficient nonclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•
timely completion of nonclinical laboratory tests, animal studies and formulation studies in accordance with the FDA’s GLP requirements and other applicable regulations;
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

In addition, disruptions caused by continued and prolonged public health emergencies, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing nonclinical studies and clinical trials. Any inability to successfully initiate or complete nonclinical studies or clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products, if and when approved, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Delays in the completion of any nonclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our nonclinical studies or clinical trials, such as the previous clinical hold imposed by the FDA on our INDs for icovamenib in type 1 and type 2 diabetes, which was lifted in September 2024, that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

The results of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities. Successful nonclinical studies and clinical trials cannot provide assurance of successful commercialization.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective before we can seek regulatory and marketing approvals for their commercial sale. Success in nonclinical studies does not mean that future clinical trials will be successful. For instance, we do not know whether icovamenib or BMF-650 will perform in clinical trials as they have performed in nonclinical studies, nor can we predict how our future product candidates will perform in future nonclinical studies or clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through nonclinical studies and early-stage clinical trials. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which we may market our product candidates or prevent regulatory approval. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational product candidates, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular participant, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We face risks related to global health emergencies such as a pandemic, epidemic, or outbreak of an infectious disease, which could materially adversely impact our business, results of operations, and financial condition, including our nonclinical studies and clinical trials.

Any global health emergency such as a pandemic, epidemic, or outbreak of an infectious disease, we have experienced, and may in the future experience disruptions that could severely impact our business, nonclinical studies and clinical trials, including:

•
delays or difficulties in clinical site initiation, including difficulties in recruiting CROs for our nonclinical studies and clinical site investigators and clinical site staff for our ongoing and planned clinical trials;
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
•
limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
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

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. In addition, we believe we are currently the only company in the United States clinically developing small molecule inhibitor specifically against menin. We define ourselves as targeted drug developers focused on covalent small molecule therapeutics and as such expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational product candidates we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may adversely affect our business, financial condition and prospects significantly.

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

From time to time, we have announced or published, and may continue to publicly disclose, interim, preliminary or top-line data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could materially adversely affect our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead product candidate icovamenib and our next-generation product candidate BMF-650, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. In February 2026, then former FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. In June 2026, the FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. Further, in July 2026, in response to congressional inquiries, the FDA indicated that informal statements, issued through journals or means other than formal notice and comment rule-making, are not reflective of official FDA policy and should not be interpreted as regulatory guidance. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. Additionally, comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

The FDA or a comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product's accelerated approval will eventually be converted to a traditional approval.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for any products we develop is also subject to approval.

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

Federal agencies in the U.S., including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through December 11, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the United States Patent and Trademark Office (USPTO) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies. In addition, in the current administration, there is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

For example, the U.S. government has shut down several times. Most recently, from October 1, 2025 through November 12, 2025, the government experienced a full shutdown and from January 31, 2026 through February 3, 2026, the government experienced a partial shutdown, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. As of February 2026, most government agencies have been funded through December 11, 2026, however if a future prolonged government shutdown occurs again, it could result in significant delays in the FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements, tracking and tracing requirements, GLP requirements, and GCP requirements, for any clinical trials that we conduct post-approval. Additionally, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting the supply of certain drugs, including the withdrawal of a drug. Failure to do so could result in the FDA sending a noncompliance letter, or placing the product on a list of discontinued products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may in the future receive inquiries or be subject to investigations, proceedings, or actions by governmental entities, or litigation by private parties, regarding our privacy, data protection, and information security practices, which could result in a material adverse impact to our business operations or financial results, or otherwise result in material harm to our business, including without limitation, interruptions of or requirements to make changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary data processing, or other remedies that adversely affect our business.

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

As of September 30, 2026, we had 34 full-time employees, including 21 employees engaged in research and development activities.

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
•
managing our internal development efforts effectively, including the clinical, FDA, and other comparable foreign regulatory agencies’ review process for icovamenib, BMF-650 and any future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving and maintaining our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize icovamenib, BMF-650 and future product candidates will depend, in part, on our ability to effectively achieve and manage any future growth in company headcount. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our nonclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of icovamenib, BMF-650 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize icovamenib, BMF-650, or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our ability to develop icovamenib, BMF-650 or any future product candidates we may develop could be disrupted if our operations or those of our suppliers are affected by man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and business could suffer in the event of a major earthquake, fire or other natural disaster.

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

Risks Related to Reliance on Third Parties

We currently rely, and plan to rely in the future, on third parties to conduct and support our nonclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our nonclinical studies and clinical trials under agreements with us. We are continuing to build our internal chemistry, manufacturing and controls, biology and nonclinical development capabilities to supplement activities conducted by third parties on our behalf. As part of this personnel build out, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.

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

We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. The FDA has signaled that foreign GCP inspections will be increasing alongside transparency of GCP inspection outcomes. In addition, our clinical trials must be conducted with pharmaceutical product produced under current Good Manufacturing Practices (cGMP) regulations and will require a large number of test participants. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our nonclinical studies or clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting nonclinical studies, clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our nonclinical or clinical protocols or regulatory requirements or for other reasons, our nonclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be adversely affected, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our nonclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

In addition, from time to time we have relied upon, and may continue to rely upon, third-party contract manufacturers that are based in jurisdictions outside the United States. Legislation was proposed that, if enacted, could have negatively impacted U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If any of our third-party manufacturers are impacted by these legislative proposals, the potential downstream adverse impacts on us are unknown but may include supply chain disruptions or delays.

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

The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:

•
the timing, progress, costs and results of our ongoing, planned or any future clinical trials, clinical development programs or nonclinical studies;
•
the commencement, enrollment, progress or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
adverse results or delays in nonclinical studies and clinical trials such as the clinical hold on our INDs for the Phase I/II clinical trials of icovamenib in type 2 and type 1 diabetes, from June 2024 to September 2024;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In November 2022, we entered into our 2022 ATM Program, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $100 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. During the three months ended September 30, 2026, we did not sell any shares pursuant to our 2022 ATM Program.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities, which would adversely affect the liquidity of our common stock and could decrease the market price of our common stock.

Our common stock is currently listed on Nasdaq, which has minimum requirements that a company must meet in order to remain listed on that market, including, maintaining a minimum closing bid price of $1.00 per share and certain corporate governance requirements such as Nasdaq Listing Rule 5605(c)(2)(A) (Rule 5605(c)(2)(A)), which requires companies listed on Nasdaq to have an audit committee consisting of three independent directors. In March 2025, we notified the Listing Qualifications Department of Nasdaq that we were not in compliance with Rule 5605(c)(2)(A) due to having only two members on the audit committee of our Board. In July 2025, we appointed Julianne Averill to serve as a member of the Board and our audit committee and regained compliance with Rule 5605(c)(2)(A). However, there can be no assurance that we will be able to continue to satisfy Nasdaq’s continued listing requirements with respect to audit committee composition, the minimum bid price requirement or otherwise. If we fail to maintain compliance with Nasdaq’s continued listing requirements and a final determination is made by Nasdaq that our common stock must be delisted, our common stock could cease to be listed for trading on Nasdaq and instead be available for trading only over-the-counter, our ability to raise additional funds and the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.

Our management and directors own our stock and may be able to exert influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates beneficially own approximately 7% of our outstanding voting stock as of September 30, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval, particularly if their collective ownership in our company increases. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements under the Exchange Act.

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

BIOMEA FUSION, INC.

Date: November 10, 2026	By:	/s/ Michael J.M. Hitchcock
Michael J.M. Hitchcock
Interim Chief Executive Officer, Director (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Rainer Erdtmann
Rainer Erdtmann
Chief Operating Officer, Director (Principal Financial and Accounting Officer)